Form 10QSB
period 2000-03-31
CEVA INTERNATIONAL INC
filed 2000-10-05
CIK 1095718

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT O SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                     Commission file number 1-15575

                            CEVA INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             Nevada                        22-3113236
                  (State or other Jurisdiction of         (IRS Employer
               Incorporation or Organization)             Identification No.)

             75-77 North Bridge Road, Somerville, New Jersey 08876_
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 429-0030
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes__x__  No ____

     The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of March 31, 2000, was 10,229,415 shares.

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2000                                                3

         Consolidated Statements of Operations
          - Three months ended March 31, 2000 and 1999                    4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2000 and 1999                    5

         Notes to Consolidated Financial Statements                     6 - 14


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     15 - 16


PART II  -  OTHER INFORMATION                                          17 - 18


SIGNATURES                                                                19

PART I  - Item 1

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                       March 31, 2000

ASSETS
     Current Assets
     Cash  ....................................................................                 $             21,904
     Accounts receivable, net of allowance for
     doubtful accounts of $314,000 ............................................                            1,028,633
     Inventories ..............................................................                                8,885
     Prepaid expenses .........................................................                               88,617
                                                                                                          -----------
        Total Current Assets ..................................................                            1,139,154
     Property, plant and equipment, net of accumulated
        depreciation...........................................................                            2,740,356
     Intangible assets, net of accumulated amortization........................                               18,876
     Deferred charges, net of accumulated amortization.........................                              175,000
                                                                                                         -------------
TOTAL ASSETS ..................................................................                            4,073,386
                                                                                                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ....................................                            1,008,623
     Notes payable ...,,,,,,,..................................................                              298,889
     Loans payable to stockholders ............................................                              200,000
     Current maturities of capital leases .....................................                              978,998
     Deferred credit ..........................................................                               76,712
                                                                                                         -------------
        Total Current Liabilities .............................................                            2,563,222
     Capital leasess, less current portion ....................................                            2,522,538
                                                                                                         -------------
TOTAL LIABILITIES .............................................................                            5,085,760

STOCKHOLDERS' EQUITY
     Preferred  Stock,   non-voting,   $0.001  par  value,   25,000,000   shares
     authorized; Series A - redeemable,  non-dividend,  $50,000 stated value per share, 100 shares authorized, 17 shares issued and outstanding ($850,000
     redeemable preference in either cash or convertible into common shares) ..                              850,000
     Common Stock, voting, $0.001 par value, 100,000,000 shares authorized,
     10,229,415 shares are issued and outstanding..............................                               10,229
     Additional paid-in capital ...............................................                            2,303,424
     Accumulated deficit.......................................................                           (4,237,981)
     Accumulated other comprehensive income - foreign
     Currency translation adjustment ..........................................                               61,954
                                                                                                        -------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT)........................................                           (1,012,374)

TOTAL LIABILITIES AND EQUITY ..................................................                      $      4,073,386

                                                                                                           ==========


                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                   March 31,
                                                                             2000             1999
                                                                       -------------    -------------

Revenues ..................................................                  184,750          601,675

     Direct Costs .........................................                  223,592          300,838
                                                                         -----------      ------------

Gross Profit ..............................................                  (38,842)         300,837

     Operating expenses....................................                  232,163          234,537
                                                                         ------------      -----------
Income (Loss) from operations..............................                 (271,005)          66,300

Other income (expense)
     Interest expense (net of other income) ...............                 (114,826)         (31,222)
     Minority interest in loss of consolidated subsidiary                          -        (109,982)
                                                                         -------------    -------------
Total other income (expense) ..............................                 (114,826)        (141,204)
                                                                         -------------    -------------

(Loss) before provision for income taxes...................                 (385,831)         (74,904)
Provision for income taxes.................................                        -                -
                                                                         -------------    -------------
Net (Loss) ................................................              $  (385,831)      $  (74,904)
                                                                           ===========      ==========


(Loss) per common share ...................................              $     (0.04)      $    (0.01)
                                                                             ========        =========
Weighted average number of
     common shares outstanding ............................                 9,930,308       7,308,198




                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months Ended March 31,
                                                                    2000                    1999
Net Cash Provided (Used) by Operating Activi ties           $      (143,129)        $      119,810

Net Cash Provided (Used) by Investing Activities                   (17,897)                (95,025)

Net Cash Provided (Used) by Financing Activities                    97,365                 140,435
                                                            ----------------         ----------------

Net Increase (Decrease) in Cash .................                  (63,661)                165,220

Cash at Beginning of Period .....................                   85,565                  72,621
                                                            ----------------               --------

Cash at End of Period ...........................           $        21,904           $    237,841
                                                            ===============           ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes..................           $             -           $          -
                                                            ================          ================
Cash paid for interest...........................           $        115,252          $     49,477
                                                            ================          ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES
     Accrued expenses converted into common shares          $        190,625          $          -
                                                            ================           ================







                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

BACKGROUND

CEVA International, Inc. (the "Company") was founded as a New Jersey corporation in 1991 for the purpose of engaging in the environmental services business in Central and Eastern Europe ("CEE"). Since its inception, the Company's founder, Herbert G. Case, Jr., its current President and Chief Executive Officer, has spent most of his time living and working in CEE, residing in Budapest, Hungary. During this period through the date hereof, Mr. Case has devoted his full time to establishing the business operations of the Company. In 1998, the Company was reincorporated in the State of Delaware.

On March 29, 1999, the Company and Oro Bueno, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger, pursuant to which the shareholders of the Company were offered the opportunity to exchange their Company common shares for common shares of Oro Bueno, Inc. On May 10, 1999, the Company merged with Oro Bueno, Inc., as a result of which the shareholders of the Company exchanged their holdings for approximately 77% of the common shares of Oro Bueno, Inc. with the remaining balance of such shares, or approximately 23%, being retained by the shareholders of Oro Bueno, Inc. As part of that merger, Oro Bueno, Inc. changed its name to CEVA International, Inc. and the Delaware corporation was dissolved. Currently, therefore, the Company is incorporated under the laws of the State of Nevada. The transaction is considered a recapitalization of the Company for accounting purposes and all financial information regarding operations is that of the Company.

The principal offices of the Company are located at 75-77 North Bridge Street, Somerville, New Jersey 08876. Whenever we refer to "Company" or use the terms "we", "us" or "our" in this report, we are referring to CEVA International, Inc.

CORPORATE STRUCTURE

Our Company is currently composed of CEVA International, Inc., a Nevada corporation with its principal offices located in New Jersey, a Czech subsidiary (CevaTech) and a Hungarian subsidiary (CEVA Hungary Ltd.). Our Hungarian subsidiary was previously 50% owned by Hungarian partners although our Company was and remains the managing shareholder. During the second quarter 2000, two of our Hungarian partners who owned an equity interest in our Hungarian subsidiary, exchanged their 35% equity ownership interest in the Hungarian subsidiary for 700,000 common shares in our Company. We expect the remaining Hungarian partner who currently holds 15% to also convey his ownership interests in exchange for our Company common shares which shall result in the reorganization of this operation as a wholly owned subsidiary.

Our Czech subsidiary is owned 40% by our Czech partners and we have control and management authority.

BUSINESS

We are engaged in the business of providing technology and services to public and private clients in Central and Eastern Europe in the alternative energy and environmental reclamation industries.

ALTERNATIVE FUEL BUSINESS

We recover the energy-content of certain wastes by processing high concentrations of hydrocarbons contained in petroleum wastes into Alternative Fuel ("AF"). Our AF business is applicable to the wastes generated by heavy industries such as the petroleum refining (by-products filter cake, oily filter media, separator waste, sludges, acid tar, slop and waste oil, tank rail bottoms), steel (coal tar bottoms), chemical (solvents, chemical tars) mining (coal tars), manufactured gas and pharmaceutical industries. The processed alternative fuel then can be used by cement kilns, power plants and other industrial boilers as a cheaper source of energy.

Technology:

Alternative Fuel technology is used to clean up pollutants by converting them into a reusable fuel form. The alternative fuel ("AF") is derived from either the liquefaction or solidification of residual petroleum and oily wastes and by-products. The Company's liquefaction process was developed in the United States to rejuvenate solidified coal tar. Liquefying the solidified tar enables this material to be utilized as raw materials or as supplementary fuel. The liquefied material can be re-used in waste fuel recycling programs in cement kilns and other industrial furnaces. Using the technology of liquefaction helps eliminate land disposal-related liability and increases useable/saleable tar product volume, resulting in environmental and economic benefits. The liquid fuel is referred to as "liquid AF", or alternative fuel.

Solidification processes were developed to prepare AF into a form to replace coal in large industrial boilers, power plants and cement kilns.

End Use:

According to the 1992 Portland Cement Association's publication "A Sensible Solution-Putting Waste to Work", both liquefied and solidified waste derived fuels can be utilized in cement kilns. The use of cement kilns to recycle hazardous industrial wastes has become an important component of environmentally acceptable handling procedures in the Western world

Competitive Technologies:

AF is principally considered a clean-up technology which is an alternative to other forms of disposal or remediation. The fact that a valuable by-product is created is important economically because it reduces the net cost of the clean up. Primary alternatives are:

 Hazardous  waste  landfill:  There is limited  capacity  in Central and Eastern
Europe; because of their generally remote locations, landfills require transportation and handling resulting in relatively higher costs and expenses for disposal.

Incineration: There are only a limited number of incinerators in Central and Eastern Europe; because of this limited capacity and the generally remote location of these incinerators, transportation and handling costs make incinerator disposition a very expensive alternative.

SOIL REMEDIATION BUSINESS

Heavy industries often contaminate soil and other solid mixtures by hydrocarbons in ways where their energy content cannot be directly recovered. In these instances, we employ Low Temperature Thermal Desorption ("LTTD"), a soil remediation process. Sites where these sorts of contamination can be found are often neighboring the sites of wastes processed for AF. Central and Eastern Europe has large quantities of contaminated soil, which need to be cleaned. Contaminated soil is found principally in heavy industries including oil and gas refineries, railways, energy plants, mining sites, as well as in and around former Soviet military bases.

The LTTD Technology:

We have selected a technology known as "low temperature thermal desorption" ("LTTD") as the method to clean contaminated soil in this marketplace. This technology has been developed by Astec, Industries, Inc. of Chattanooga,
Tennessee, a leading manufacturer of LTTD equipment The LTTD system was introduced to the United States market in 1989 and has proved to be a successful, method of removing light and heavy refinery and hydrocarbon wastes from all types of soil. Contaminant destruction efficiencies in the afterburners of these units are greater than 99.99% according to methods prescribed by United States Environmental Protection Agency stack tests performed on equipment manufactured by Astec Industries, Inc. Decontaminated soil retains its physical properties and ability to support biological activity.

An LTTD unit of equipment contains several large compartments where at one end, contaminated soil is fed into the unit on conveyor belts and is treated by heat processing in various enclosed chambers; once treated, the "clean" soil is deposited at the other end of the unit. The LTTD equipment heats the soil to temperatures ranging from 90 to 320 degrees Centigrade (200-600 degrees Fahrenheit) to vaporize the petroleum, physically separating it from the soil. The vapor stream is then captured and sent to the afterburner where it is thermally destroyed.

Service Agreement with Green Globe, LLC:

We partnered with a United States based LTTD operator, Green Globe, LLC, ("Green Globe") for soil decontamination projects in Central and Eastern Europe. In the Fall of 1998, we entered into a contract with Green Globe pursuant to the general terms of which, we agreed to give Green Globe all soil decontamination projects generated through our business relationships in Central and Eastern Europe. Green Globe agreed to provide, transport, install an LTTD equipment unit in the region and train our local workforce to operate the unit. After provision for costs, profits generated would be shared equally between Green Globe and us. In order to reduce importation and tariff charges, Green Globe and our Hungarian subsidiary entered into a lease agreement for the LTTD unit. In connection with these agreements, Green Globe transported and installed a large LTTD unit to Budapest, Hungary, in preparation to begin a soil decontamination project, for which our Hungarian subsidiary was awarded the contract, commissioned by a municipal subdivision of the City of Budapest known as "District XVIII: we completed the project in December, 1998 and were required to commence legal action in order to obtain full payment: see "LEGAL PROCEEDINGS" below.

Applicability and Limitations:

The target contaminant groups for an LTTD system are oil and other organic compounds (hydrocarbons). Such compounds are generated by the petroleum refining, chemical, railroads, mining industries and governmental organizations, such as the military, airports, and state-owned dumpsites. The low temperature desorption processes are best suited for removal of organics from soil, sand, gravel, or rock fractions. The high-absorption capacity of clay decreases the partitioning of organics to the vapor phase.

The following factors may limit the applicability and effectiveness of the LTTD technology and process:
(i) specific feed size and materials handling requirements that can impact applicability or cost at specific sites; (ii) high moisture content of the soil decreases capacity of the LTTD equipment unit; (iii) highly abrasive feed potentially can damage the LTTD equipment; (iv) heavy metals in the decontaminated soil may produce a treated solid residue that requires stabilization and further treatment.

Competitive Technologies:

There are other technologies that compete with our LTTD equipment technology for the treatment of contaminated soil.

Bioremediation: Although not as capital intensive as the requirements to put an LTTD equipment unit in operation, is a very time consuming process that does not always work. In addition, bioremediation is recognized throughout the world as effective only when treating lightly contaminated soil and requires a large operating area and space.

"Soil washing": Soil washing is a widely used technology in Western Europe. Soil washing is an effective technology to clean soils contaminated with heavy metals. However, soil washing is an expensive process and generally does not neutralize oil and gas residue or hydrocarbon contamination.

Landfills: Another soil remediation technique is to simply transport these soils to a hazardous waste landfill. However, there are very few licensed and permitted hazardous waste landfills in Central and Eastern Europe. For example, the Country of Hungary has only one hazardous waste landfill in Aszod, and it has an annual capacity of only approximately 5,000 tons.

Incineration: Another method to dispose of decontaminated soil is to burn it in incinerators. Incineration is the most expensive process to treat contaminated soil. Because of its high cost, incineration is primarily used to treat the more hazardous types of wastes. There is a very limited capacity for incinerator disposal in Central and Eastern Europe.

LTTD technology will process difficult to process materials, such as coal tar, heavy oils and various refinery tars in soils which cannot be efficiently removed by bioremediation. Further, LTTD technology is designed to meet US EPA emissions standards.

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the years ended December 31, 1999 and 1998 which may be obtained by requesting copies from the Company's principal offices.

Going Concern Uncertainty
The report from the Company's independent auditors for the year ended December 31, 1999, contains a statement that the financial statements had been prepared assuming that the Company will continue as a going concern, that the Company had incurred significant operating losses and had a stockholders' impairment, that these conditions raised substantial doubt about the Company's ability to continue as a going concern, and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regard to those matters are described in the section "Management's Discussion and Analysis".

Principles of Consolidation
The   consolidated   financial   statements   include   the   accounts  of  Ceva
International, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Depreciation and Amortization
The cost of equipment is depreciated for financial reporting on a straight-line basis over the estimated useful lives of such assets, which is between 3 and 7 years. Maintenance and repairs which do not extend the useful lives of the related assets are charged to operations as incurred. Deferred charges in connection with LTTD contracts and intangibles are being amortized over 5 years.

Income Taxes
The Company is taxed as a "C" Corporation for federal purposes and deferred taxes are recognized for operating losses that are anticipated to offset future federal income taxes.

The basic corporate income tax rate applicable to CEVA Hungary Ltd. is 18% . In addition, a supplementary tax of up to 35% is payable on dividends from post-1994 profits. The actual rate of supplementary tax depends on the residence of the recipient shareholder and the terms of the applicable tax treaty between Hungary and the relevant foreign country. A rate of 35% applies to Hungarian shareholders.

Revenue Recognition
Revenue is recognized in accordance with contracts as services are rendered.

 Net Loss Per Share
In accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share" basic earnings (loss) per common share amounts are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Securities Issued for Services
The Company accounts for stock and stock purchase warrants issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or warrant grant in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-based Compensation". Compensation /consulting expense is recorded for the fair market value of the stock and warrants issued.

Foreign Currency Translation
For CEVA Hungary Ltd. whose functional currency is the Hungarian Forint, balance sheet accounts are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period and income statement accounts are translated at average exchange rates for the periods covered. Translation gains and losses are included as a separate component of stockholders' equity (impairment).

Use of Estimates
The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CONCENTRATION OF BUSINESS AND CREDIT RISK

At times throughout the reporting periods the Company may maintain certain bank accounts in excess of FDIC limits.

The Company conducts its business primarily in Eastern European nations.

The Company has contracts with a small number of customers; the loss of one of the major ones would have a near-term adverse effect on the Company's financial condition and operations.

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2000:
     Equipment under capital leases                              $    3,083,009
     Field and office equipment                                         845,158

                                                                 --------------
         Subtotal                                                     3,928,167
     Less accumulated depreciation                                    1,187,811
                                                                 --------------
          Total                                                  $    2,740,356
                                                                 ==============


PROFIT SHARING ARRANGEMENT / DEFERRED CHARGES

In 1997 the Company entered into an agreement to share profits with a vendor on its Low Temperature Thermal Desorption (LTTD) contracts. The vendor also has the exclusive right to provide equipment and services that might be required under any LTTD contracts. This agreement has a term of ten years and may be terminated earlier by mutual consent of the parties. In 1998, the vendor provided for a $250,000 portion of an agreed upon $500,000 advance, whereby the amount of $500,000 was included in a lease obligation to be repaid (see "CAPITAL LEASES"). The remaining $250,000 was recorded as a deferred charge, and amortizes over the repayment term of the 5 year lease. Amortization expense totaled $50,000 and $12,500 during the years ended December 31, 199 and 1998, respectively, and $12,500 during the quarter ended March 31, 2000.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses totaled $1,008,623 at March 31, 2000 and consisted primarily of trade accounts payable, accrued interest and compensation and fees payable.


NOTES PAYABLE

At March 31, 2000, the Company had borrowings under short term loan agreements with the following terms and conditions: Note payable accruing interest at

     12% per year, due in full on December 31, 1999. Maturity has been                                  $    200,000
     extended to June 30, 2000,  with  interest  accruing at the rate of 24% per year,  starting  with  January  1,  2000.  The  note is  guaranteed  by the principal  stockholder.  Two non-interest  bearing notes due April 30, 2000
     are payable either in cash or convertible  into common shares of the                                     25,000
     Company at $0.50 per share.  A  non-detachable  warrant  has been issued to each  noteholder,  for 15,000 common shares at $1 per share. The notes were subsequently  converted  into common  shares.  Short-term  cash advances by
     three stockholders, due on demand.                                                                       55,000
     Other loans payable.                                                                                     18,889

     Total                                                                                               $   298,889
                                                                                                         ==============

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



LOANS PAYABLE TO STOCKHOLDER

The majority stockholder has advanced working capital to the Company. Such advances include a $200,000 unsecured loan, due April 30, 2000, accruing interest at 10% per year. Repayment may be made either in cash, or, at the option of the stockholder, the loan may be converted into common shares at a conversion rate of $0.25 per share, with a 10% dividend rate.


CAPITAL LEASES

The Company leases certain equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

Liabilities from capital leases are as follows at March 31, 2000:

       Payments due under capital leases                                                          $ 3,501,536
       Less current portion                                                                           978,998
                                                                                                   ------------
       Capital leases, less current portion                                                       $ 2,522,538


DEFERRED CREDIT

CEVA Hungary Ltd. sold equipment which was then leased back in a sale-leaseback transaction. Total profits from the sale amounted to $102,638 at December 31, 1999 and are recognized over the term of the lease.


INCOME TAXES

At December 31, 1999, the Company had approximately $800,000 of federal net operating loss carry-forwards available for income tax purposes which expire on December 31, 2019.

The Company's total deferred tax asset and valuation allowance at December 31,
1999 are as follows:
            Total deferred tax asset                                                               $ 225,000
            Less valuation allowance                                                                 225,000
            Net deferred tax asset                                                                 $       -

                                                                                                 ================

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000





RELATED PARTY TRANSACTIONS

      During the first quarter 2000, certain fees were incurred by individuals who also are officers and/or stockholders of the Company. Such fees amounted to $19,036.

      During the quarter, $173,125 accrued expenses for compensation, services, and director's fees rendered during 1999 by three officers and directors were converted into 346,250 newly issued restricted common shares.


CHANGES IN KEY PERSONNEL

      There were no changes in key personnel during the quarter.

      Our success depends to a material and significant extent on the services of Herbert G. Case, Jr., our President and Chief Executive Officer as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and strategic plans. The loss of Mr. Case or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial condition. We do not have an employment agreement with Mr. Case. If we cannot retain Mr. Case or hire and retain qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.


SUBSEQUENT EVENTS

      Investment in Joint Venture
      In May 2000, the Company entered into a joint venture covering the Country of Romania with one of the world's largest cement producers known as "Holderbank Cement" whereby the Company will receive a 49% ownership interest by contributing a portion of its proprietary production equipment and intellectual property. Additionally, the Company will assign its existing contracts for delivery of alternate fuels with the certain cement producers. In consideration of the Company's agreement to accept a minority shareholder position in the joint venture, the 51% partner agreed to and has subsequently paid a one-time signing fee.

      Increase in Ownership Interest in CEVA Hungary Ltd.
      In April 2000. The Company acquired an additional 35% ownership interest from two minority shareholders in its Hungarian subsidiary, bringing the Company's share to 85%. In exchange, the Company issued 700,000 shares of its common stock.

      Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

CEVA International, Inc. specializes in the application of waste-to-energy alternative fuel and environmental remediation technologies. Its primary target market and current operations focus on Central- and Eastern Europe, specifically Hungary, Romania, and the Czech Republic. These countries not only have rapidly growing energy needs but at the same time are burdened with a legacy of significant problems in the areas of environmental pollution coupled with a scarcity of technical and managerial know-how in trying to address these problems, even though the region has started developing and implementing a regulatory, socio-economic and judicial infrastructure on par with Western standards that can effectively deal with the legacy of decades of centrally controlled state owned economies. CEVA during the last several years has succeeded in establishing a presence and creating a wide ranging network of business contacts and working relationships which facilitates the day-to-day management of the Company's operations and which management expects will bear fruit in the years to come. Despite this progress, however, and although basing its projects and operations on traditional and proven technologies, timing and success of individual projects often depend on factors beyond the control of the Company and the resulting uncertainties make reliable projections difficult. Except where the processing of oil and tar contaminated soil and water depositories results in the manufacture of alternate fuels that produce tangible cost savings when utilized in industrial processes such as cement plants, a general relative scarcity of public or private funding for remedial projects addressing environmental contamination has until now limited the revenue potential for the Company.

Economic Conditions

Our business in Central and Eastern Europe is sensitive to the local financial condition of the economies in which we work, government environmental regulation as well as the condition of worldwide financial markets. We have extensively discussed these topics above. A downturn in economic conditions in one or more of our Central and Eastern European markets, a governmental failure to develop and enforce environmental regulations as well as unforeseen governmental legislation could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of economic and market conditions, government environmental initiatives, changing permit requirements, any continuing failure on our part to identify potentially adverse developments and to respond to such trends would have a material adverse effect on our results of operations, financial condition, business and prospects. Political and economic imperatives, however, are dictating a gradual improvement in this area, and management expects that the Company will be a primary beneficiary in view of its rapidly growing physical presence and investments in the region.


Results of Operations for Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

For the three months ended March 31, 2000, the Company had gross revenues of $184,750 ($601,675 during the same period a year ago), substantially all of which was generated by our subsidiary, CEVA Hungary.

The decrease in revenues is attributable to the fact that a major project involving soil remediation for a municipality in Budapest that accounted for most of the revenues during the first quarter 1999 did not extend into 2000. The Company has not been able, however, to obtain payment for a past due receivables position of approximately $ 1 Million in connection with that project (see "Legal Proceedings"). Gross profits for the quarter amounted to negative $38,842 (positive $300,837 in 1999). A large portion of period costs-of-goods-sold are incurred from level amortization expenses in connection with capitalized equipment leases for plant and equipment used in the treatment of contaminated soils and depositories. The effect of unused processing capacities is therefore a significant factor influencing operating margins. In addition, margins fluctuate from project to project depending upon local factors and individually negotiated terms, and any given reporting period's overall results are affected by the mix and timing of such projects. This volatility represents a major risk factor in predicting the Company's future performance and will relatively diminish only upon the Company achieving its revenue goals during the next two years when a larger number of projects are in progress and in combination contribute to a more level gross margin profile. After deducting operating expenses of $232,163 which were almost similar to those incurred during the same period a year earlier the Company realized an operating loss of $271,005 (compared to an operating profit of $66,300 in 1999). Non-operating expenses in form of interest charges totaled $114,826 in connection with capital leases. The three months period concluded with a net loss of $385,831 or $0.04 per share, compared to a loss of $74,904 or $0.01 per share for the three months period in 1999.

     The Hungary revenues are attributable primarily to one customer, MOL, in connection with alternative fuel ("AF") properties at Nyirbogdany and Csepel Island The Company has constructed a processing facility jointly with MOL at the Nyirbogdany site where we converted material into a liquid AF fuel. Prior to that, we completed a trial-processing project in 1997 with MOL that successfully produced an AF solid fuel. We are now working jointly with MOL to obtain permits for cement kilns, and other outlets so that we can supply them with our processed AF solid and liquid fuel. We expect to be able to significantly increase our revenues in Hungary, based on further cooperation with MOL.

In Romania we have a contract with S.C. CIMUS S.A., a cement company located in Campulung, Romania, to process and supply supplemental fuels derived from refinery wastes. The contract, initially entered into in August, 1998, is exclusive and runs for a 20-year period. This contract has been subsequently assigned to the new joint venture (see "Subsequent Events"). On May 24, 2000, we signed an agreement to jointly develop a regional AF processing facility to produce fuel and raw material replacements to other cement plants in Romania. .

Liquidity and Capital Resources

The Company's liquidity remains strained because the level of operations and revenues is still not adequate to finance ongoing operations and the required infrastructure. In addition, the projects pursued by the Company necessitate significant investments in capital equipment that the Company largely financed through capital lease agreements with resulting fixed payment obligations which total in excess of $4 Million between the years 2000 to 2003. At March 31, 2000, the working capital deficit amounted to $1,424,068 as compared with a deficit of $2,041,625 at December 31, 1999. The relative improvement stems from lower current portions of the maturities of capital leases and a reduction of accrued expenses due to their conversion into equity. Cash flow from operations during the three months in 2000 totaled negative $143,129 which was partially offset by a cash inflow of $97,365 from financing activities.

The cash shortage has been somewhat ameliorated by the receipt of $620,000 in connection with the joint venture project. Management expects to be able to further alleviate the cash shortage by the anticipated liquidation of approximately $1 Million tied up in the dispute with District XVIII in Budapest as described above, to the benefit of operations in Hungary. In the medium term, the joint venture described above is expected to not only introduce substantial new funding into operations in Romania and elsewhere but also create the basis for a rapid expansion of customer base and on-going soil remediation and alternate fuel processing activities which will accelerate cash flows from operations and make for more efficient utilization of plant capacity.

PART  II  -  OTHER INFORMATION


Item 1   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings except as follows: on January 5, 2000, we commenced litigation against a political subdivision of the City of Budapest known as District XVIII in the Hungarian court known as the Economic College of the Metropolitan Court, Budapest, 2nd District Varsanyui u.40-44, to obtain approximately $1,000,000 U.S. for contract payments due us.

In 1998, together with our soil remediation technology partner, Green Globe, LLC, we entered into a contract with District XVIII to remove contamination from approximately 32,000 tons of soil. Utilizing its low temperature thermal desorption unit or "LTTD" unit, Green Globe, LLC completed this soil remediation project in December, 1998. Since that time, we have attempted to obtain the payment due to us under our District XVIII contract through negotiations which were unsuccessful. Accordingly, we commenced a lawsuit to collect the monies due us in January, 2000 in the above identified Hungarian Court. At the first trial date on April 20, 2000, the Hungarian Court awarded us a judgment in the approximate amount of $65,700 U.S. for late contract payments against District XVIII and recognized our principal claim of approximately $1,000,000 for the contract payments due us. Our next trial date is June 22, 2000.
We intend to vigorously prosecute our claim against District XVIII in the Hungarian courts.


Item 2   CHANGES IN SECURITIES

c)   Issuance of unregistered Securities

    During the first quarter of 2000, the Company issued the following unregistered securities:

     (i) 346,250 shares of the common stock of the Company to three officers and directors in return for cancellation of an aggregate $173,125 payments due these individuals.

(ii) 60,000 shares of the common stock of the Company to several consultants and professionals, in return for services rendered.



Item 3   DEFAULTS ON SENIOR SECURITIES    -  None
         -----------------------------


Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS      -  None


Item 5   OTHER INFORMATION      -  None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      2.1*  - Agreement and Plan of Merge, dated March 29, 1999;

      2.2*  - Articles of Merger, dated April 23, 1999;

      2.3*  - Certificate of merger, dated April 26, 1999;

      (3)(i)* - Articles of Incorporation and Amendments;

      (3)(ii)* - By-laws of the Company;

      (4)* -  Instruments  defining  the  Rights of  Holders
               Designation of Series A Preferred Stock;

      10.1* - Loan and Master LTTD Services Agreement with Green Globe LLC, dated December 6, 1997;

      10.2* - Lease Agreement between Green Globe LLC and CEVA Hungary, dated June 5, 1998;

       (27) - Financial Data Schedule -  attached hereto.

  (b)   Reports on Form 8-K:   -   None

*Previously filed via EDGAR with the Securities and Exchange Commission on December 23, 1999 as Exhibits to the Company's Form 10-SB Registration Statement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CEVA INTERNATIONAL, INC.




Date:  October 5, 2000            By:  /s/Herbert G. Case
                                        -------------------------
                                         Herbert G. Case, Jr.
                                         President and Chief Executive Officer