Form 10QSB
period 2000-06-30
CEVA INTERNATIONAL INC
filed 2000-10-05
CIK 1095718

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2000

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


                                Nevada 22-3113236
                  (State or other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

             75-77 North Bridge Road, Somerville, New Jersey    08876
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

                               Yes__x__  No _____

     The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of June 30, 2000, was 10,959,415 shares.

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2000                                                 3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2000 and 1999             4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2000 and 1999                       5

         Notes to Consolidated Financial Statements                     6 - 15


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     16 - 17


PART II  -  OTHER INFORMATION                                            18


SIGNATURES                                                               20


FINANCIAL DATA SCHEDULE                                                  21

PART I  - Item 1
                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                              June 30, 2000

ASSETS
     Current Assets
     Cash  ..................................................                                $          601,364
     Accounts receivable, net of allowance for
     doubtful accounts of $314,000 ..........................                                           929,157
     Inventories ............................................                                                 0
     Prepaid expenses .......................................                                            12,908
                                                                                                     -----------
        Total Current Assets ................................                                         1,543,429
     Property, plant and equipment, net of accumulated
        depreciation.........................................                                         2,522,415
     Intangible assets, net of accumulated amortization......                                            17,195
     Deferred charges, net of accumulated amortization.......                                           162,500
     Goodwill, net of accumulated amortization...............                                           303,833
                                                                                                    -------------
TOTAL ASSETS ................................................                                         4,549,372
                                                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ..................                                        1,304,752
     Notes/Loans payable ....................................                                          324,059
     Loans payable to stockholders ..........................                                          200,000
     Current maturities of capital leases ...................                                          965,815
     Deferred credit ........................................                                           76,439
                                                                                                    -------------
        Total Current Liabilities ...........................                                        2,871,065
     Capital leasess, less current portion ..................                                        2,345,748
                                                                                                    -------------
TOTAL LIABILITIES ...........................................                                        5,216,813

STOCKHOLDERS' EQUITY
     Preferred  Stock,   non-voting,   $0.001  par  value,   25,000,000   shares
     authorized; Series A - redeemable,  non-dividend,  $50,000 stated value per share, 100 shares authorized, 17 shares issued and outstanding ($850,000
     redeemable preference in either cash or convertible into common shares) ..                        850,000
     Common Stock, voting, $0.001 par value, 100,000,000 shares authorized,
     10,959,415 shares are issued and outstanding.............                                          10,959
     Additional paid-in capital ...............................                                      2,681,527
     Accumulated deficit......................................                                      (4,271,881)
     Accumulated other comprehensive income - foreign
     Currency translation adjustment .........................                                          61,954
                                                                                                  -------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT)..........                                                     (667,441)

TOTAL LIABILITIES AND EQUITY .................................                                 $      4,549,372
                                                                                                     ==========



                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                                2000              1999             2000              1999
                                                             -------------     -------------    -------------     -------------

Total Revenues.............................                  $     250,067    $   601,676         $    434,817     $ 1,203,351

     Cost of Goods Sold ...................                        392,978        300,838              666,570         601,676

                                                                -------------     -------------     -------------  -----------

Gross Profit ...............................                      (142,911)       300,838             (231,753)        601,675

     Operating expenses ...................                        128,636        234,537              360,799         469,074
                                                                -----------     ------------      -----------      ------------

Operating income (loss) ...................                       (271,547)        66,301             (592,552)        132,601

Other income (expense)
     Interest expense, net.................                       (107,444)       (74,902)            (222,270)        (62,443)
     Income pursuant to Joint Venture......                        620,000              -              620,000               -
     Minority interest in income (loss)
     of consolidated subsidiary ...........                              -       (109,982)                   -        (219,964)
                                                               -------------    -------------     -------------       ---------

Total Other Income (Expense) ..............                        512,556       (141,203)             397,730        (282,407)
                                                               -------------    -------------     -------------     -------------

Income (loss) before provision
     for income taxes......................                    $   241,009        (74,902)            (194,822)       (149,806)

Provision for income taxes.................                              -              -                    -               -
                                                               -------------    -------------      -------------    -------------

Net income (loss) .........................                    $   241,009     $  (74,902)      $     (194,822)  $    (149,806)

                                                                ============    =============      =============     ============


Earnings (loss) per Common Share ..........                    $      0.02     $    (0.01)      $        (0.02)   $      (0.03)
                                                                ===========     =============       ============     ===========
Weighted Average Number of
     Common Shares Outstanding ............                     10,329,415      5,494,296           10,129,861       5,494,296









                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      2000            1999
                                                      ----            ----
Net Cash Provided (Used) by Operating Activities $  505,564      $  239,619

Net Cash Provided (Used) by Investing Activities    (16,216)      (190,050)

Net Cash Provided (Used) by Financing Activities      26,451       280,871
                                                  -----------    -----------

Net Increase (Decrease) in Cash ................     515,799       330,440

Cash at Beginning of Period ....................      85,565        72,621
                                                  -----------     --------

Cash at End of Period .......................... $   601,364  $    403,061
                                                  ===========  ============













                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

On March 29, 1999, the Company and Oro Bueno, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger, pursuant to which the shareholders of the Company were offered the opportunity to exchange their Company common shares for common shares of Oro Bueno, Inc. On May 10, 1999, the Company merged with Oro Bueno, Inc., as a result of which the shareholders of the Company exchanged their holdings for approximately 77% of the common shares of Oro Bueno, Inc. with the remaining balance of such shares, or approximately 23%, being retained by the shareholders of Oro Bueno, Inc. As part of that merger, Oro Bueno, Inc. changed its name to CEVA International, Inc. and the Delaware corporation was dissolved. Currently, therefore, the Company is incorporated under the laws of the State of Nevada. The transaction is considered a re-capitalization of the Company for accounting purposes and all financial information regarding operations is that of the Company.

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

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the years ended December 31, 1999 and 1998 which have been filed previously with the Commission.

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

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2000:
     Equipment under capital leases                                                     $    3,029,626
     Field and office equipment                                                                 847,138

                                                                                           --------------
         Subtotal                                                                            3,876,764
     Less accumulated depreciation                                                           1,354,349
                                                                                           --------------
          Total                                                                         $    2,522,415
                                                                                           ==============


PROFIT SHARING ARRANGEMENT / DEFERRED CHARGES

In 1997 the Company entered into an agreement to share profits with a vendor on its Low Temperature Thermal Desorption (LTTD) contracts. The vendor also has the exclusive right to provide equipment and services that might be required under any LTTD contracts. This agreement has a term of ten years and may be terminated earlier by mutual consent of the parties. In 1998, the vendor provided for a $250,000 portion of an agreed upon $500,000 advance, whereby the amount of $500,000 was included in a lease obligation to be repaid (see "CAPITAL LEASES").
The remaining $250,000 was recorded as a deferred charge, and amortizes over the repayment term of the 5 year lease. Amortization expense totaled $50,000 and $12,500 during the years ended December 31, 199 and 1998, respectively, and $25,000 during the two quarters ended June 30, 2000.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued  expenses  totaled  $1,304,752 at June 30, 2000 and
consisted   primarily  of  trade   accounts   payable,   accrued   interest  and
compensations and professional fees payable.


NOTES PAYABLE

     At June 30, 2000, the Company had borrowings under short term loan agreements with the following terms and conditions:

     Note payable accruing interest at 12% per year, due in full on December 31,
     1999. Maturity has been extended to June 30, 2000,  with  interest                           $  200,000
     accruing at the rate of 24% per year,  starting  with  January  1,  2000.
     The  note is  guaranteed  by the rincipal  stockholder.  Non-interest
     bearing note originally due April 30,2000, subsequently extended, payable                       10,000
     either in  cash or convertible into  common  shares  of the  Company  at
     $0.50 per  share.  The note was subsequently converted  into common shares.
     Short-term  cash advances by three stockholders, due on demand.                                 110,000
     Other loans payable.                                                                              4,059

     Total                                                                                        $  324,059
                                                                                                 ==============

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



LOANS PAYABLE TO STOCKHOLDER

The majority stockholder has advanced working capital to the Company. Such advances include a $200,000 unsecured loan, due on demand, accruing interest at 10% per year. Repayment may be made either in cash, or, at the option of the stockholder, the loan may be converted into common shares at a conversion rate of $0.25 per share, with a 10% dividend rate.


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

Liabilities from capital leases are as follows at June 30, 2000:

       Payments due under capital leases                                                                   $ 3,311,563
       Less current portion                                                                                    965,815
                                                                                                            ------------
       Capital leases, less current portion                                                                $ 2,345,748


DEFERRED CREDIT

CEVA Hungary Ltd. sold equipment which was then leased back in a sale-leaseback transaction. Total profits from the sale amounted to $102,638 at December 31, 1999 and are recognized over the term of the lease.


INCOME TAXES

At December 31, 1999, the Company had approximately $800,000 of federal net operating loss carryforwards available for income tax purposes which expire on December 31, 2019.

The Company's total deferred tax asset and valuation allowance at December 31,
1999 are as follows:
            Total deferred tax asset                                                                      $ 225,000
            Less valuation allowance                                                                        225,000
            Net deferred tax asset                                                                        $       -
                                                                                                          ============

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



RELATED PARTY TRANSACTIONS

      During the second quarter 2000, certain fees were incurred by individuals who also are officers and/or stockholders of the Company. Such fees amounted to $ 65,653 .


PREFERRED STOCK

      There are issued and outstanding 17 shares of redeemable Series A preferred stock with a stated value of $850,000, held by the Company's president and CEO. The shares were issued originally pursuant to the conversion of outstanding loans in the approximate same amount. These shares have certain redemption rights and liquidation preferences (see
      Exhibit 4 of Form 10-QSB for the quarter ended March 31, 2000, as filed with the Commission, included herein by reference).


CHANGES IN KEY PERSONNEL

      On June 1, 2000, James Atkins was appointed Chief Financial Officer, and Dennis Konnick was appointed Operations Director.

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


INVESTMENT IN JOINT VENTURE

      In May 2000, the Company entered into a joint venture covering the Country of Romania with one of the world's largest cement producers known as "Holderbank Cement" whereby the Company will receive a 49% ownership interest by contributing, during the third quarter 2000, a portion of its proprietary production equipment and intellectual property. Additionally, the Company will assign its existing contracts with certain cement producers for delivery of alternate fuels to the joint venture. In consideration of the Company's agreement to accept a minority shareholder position in the joint venture, the 51% partner agreed to and has paid a
      one-time   signing  fee during the quarter ended June 30, 2000 .

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

INCREASE OF OWNERSHIP INTEREST IN CEVA HUNGARY LTD.

      In April 2000, the Company acquired an additional 35% ownership interest from two minority shareholders in its Hungarian subsidiary, bringing the Company's share in CEVA Hungary Ltd. to 85%. In exchange, the Company issued 700,000 shares of its common stock valued at $0.50 per share, or $350,000. As this amount exceeds the fair value of net assets of CEVA Hungary on April 1, 2000, the Company has recognized an amount of $303,833 in Goodwill in its consolidated balance sheet at June 30, 2000, which will be amortized over a period of 10 years.

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

Results of Operations for the Three and Six Months Periods Ended June 30, 2000 compared to Six Months Ended June 30, 1999

For the three and six months periods ended June 30, 2000, the Company had gross revenues of $250,067 and $434,817 respectively (compared to $601,676 and $1,203,351 during the same periods a year ago), most of which was generated by its subsidiary CEVA Hungary. The decrease in revenues during both quarters is attributable to the fact that a major project involving soil remediation for a municipality in Budapest that accounted for most of the revenues during the first half of 1999 did not extend into 2000. While the Company is in advanced stages of negotiation for a number of larger soil remediation projects and AF contracts with other clients it has not yet derived any revenues therefrom during the period.

Gross profits for the quarter ended June 30, 2000, amounted to negative $142,911 (positive $300,838 in 1999). A large portion of period costs-of-goods-sold are incurred from level amortization expenses in connection with capitalized equipment leases for plant and equipment used in the treatment of contaminated soils and depositories. The effect of unused processing capacities is therefore a significant factor influencing operating margins. In addition, margins fluctuate from project to project depending upon local factors and individually negotiated terms, and any given reporting period's overall results are affected by the mix and timing of such projects. This volatility represents a major risk factor in predicting the Company's future performance and will relatively diminish only upon the Company achieving its revenue goals during the next two years when a larger number of projects are in progress and in combination contribute to a more level gross margin profile. After deducting operating expenses of $128,636 which decreased from $234,537 during the same period last year, substantially due to lesser personnel expenses, the Company incurred an operating loss of $271,547 for the quarter (compared to an operating profit of $66,301 in 1999). This loss was more than offset, however, by an amount of $620,000 representing a one-time signing fee paid to CEVA International, Inc. in May in connection with the finalization of a joint venture agreement (see "Investment in Joint Venture") Non-operating expenses in form of interest charges totaled $107,444, incurred primarily in connection with capital leases. The quarter concluded with a net profit of $241,009 or $0.02 per share, bringing the first six months' result to a net loss of $194,822 or $0.02 per share, compared to losses of $74,902 or $0.01 per share and $149,806 or $0.03 per share for the three and six months periods in 1999.

The Hungary revenues are attributable primarily to one customer, MOL, in connection with soil remediation projects involving Low Temperature Thermal Desorption technology at Nyirbogdany and Szazhalombatta. MOL, RT., the Hungarian Oil and Gas Company ("MOL"). The Company has constructed a processing facility jointly with MOL at the Nyirbogdany site where we converted material into a liquid AF fuel.. Prior to that, we completed a trial-processing project in 1997 with MOL that successfully produced an AF solid fuel. We are now working jointly with MOL to obtain permits for cement kilns, and other outlets so that we can supply them with our processed AF solid and liquid fuel. We expect to be able to significantly increase our revenues in Hungary, based on further cooperation with MOL.

In Romania we have a contract with S.C. CIMUS S.A., a cement company located in Campulung, Romania, to process and supply supplemental fuels derived from refinery wastes. The contract, initially entered into in August, 1998, is exclusive and runs for a 20-year period. This contract will be assigned to the new joint venture (see "Investment in Joint Venture"). On May 24, 2000, we signed an agreement to jointly develop a regional AF processing facility to produce fuel and raw material replacements to other cement plants in Romania.
 .
Liquidity and Capital Resources

Through the date of this submission, the Company has not yet been able to obtain payment for a past due receivables position of approximately $1 Million in connection with the project involving a municipality in Budapest (see "Legal Proceedings"). A cash shortage, evident throughout most of 2000, has been somewhat ameliorated by the receipt of the $620,000 fee payment in connection with the joint venture project. However, the Company's overall liquidity remains strained because the level of operations and revenues is still not adequate to finance ongoing operations and the required infrastructure. In addition, the projects pursued by the Company necessitate significant investments in capital equipment that the Company largely financed through capital lease agreements with resulting fixed payment obligations which total in excess of $4 Million between the years 2000 to 2003. At June 30, 2000, the working capital deficit amounted to $1,327,636 as compared with a deficit of $2,041,625 at December 31, 1999. Cash flow from operations during the six months in 2000 was positive, at $505,564, but would have been negative were it not for the joint venture payment.

Management expects to be able to alleviate the cash shortage by the anticipated liquidation of approximately $1 Million tied up in the dispute with District XVIII in Budapest as described above, to the benefit of operations in Hungary, and, in the short term, by private borrowings and equity placements. In the medium term, the joint venture described above is expected to not only introduce substantial new funding into operations in Rumania and elsewhere but also create the basis for a rapid expansion of customer base and on-going soil remediation and alternate fuel processing activities which will accelerate cash flows from operations and make for more efficient utilization of plant capacity.

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

In 1998, together with our soil remediation technology partner, Green Globe, LLC, we entered into a contract with District XVIII to remove contamination from approximately 32,000 tons of soil. Utilizing its low temperature thermal desorption unit or "LTTD" unit, Green Globe, LLC completed this soil remediation project in December, 1998. Since that time, we have attempted to obtain the payment due to us under our District XVIII contract through negotiations which were unsuccessful. Accordingly, we commenced a lawsuit to collect the monies due us in January, 2000 in the above identified Hungarian Court. At the first trial date on April 20, 2000, the Hungarian Court awarded us a judgment in the approximate amount of $65,700 U.S. for late contract payments against District XVIII and recognized our principal claim of approximately $1,000,000 for the contract payments due us. Our next trial date is in October 2000. We intend to vigorously prosecute our claim against District XVIII in the Hungarian courts.

Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered Securities

    During the first quarter of 2000, the Company issued the following unregistered securities:

(i) 700,000 shares of the common stock of the Company to two former shareholders of CEVA Hungary Ltd. in return for their aggregate 35% interest in that subsidiary.

(ii) 30,000 shares of the common stock of the Company to one former creditor in return for cancellation of a $15,000 promissory note.


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

      (3)(ii)* - By-laws of the Company;

      (4)* -  Instruments  defining  the  Rights of  Holders
               Designation of Series A Preferred Stock;

      10.1* - Loan and Master LTTD Services Agreement with Green Globe LLC, dated December 6, 1997;

      10.2* - Lease Agreement between Green Globe LLC and CEVA Hungary, dated June 5, 1998;

      10.7 - Employment Agreement between the Company and Dennis Konnick, dated May 15, 2000;

      10.8 - Employment Agreement between the Company and James Atkins, dated June 1, 2000.

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



                                       CEVA INTERNATIONAL, INC.




Date:   October 5, 2000                By:/s/ Herbert G. Case
                                         ---------------------
                                          Herbert G. Case, Jr.
                                          President and Chief Executive Officer

                                                            EXHIBIT 10.7

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of the 15th day of May, 2000 by and between CEVA INTERNATIONAL, INC., a Nevada corporation (the Company), having its principal offices located at 75-77 North Bridge Street, Somerville, New Jersey 08876 and DENNIS KONNICK, an individual, having an address at 621 State Street, Pottstown, Pennsylvania 19464 ("Executive").

                                   BACKGROUND:

         WHEREAS, subject to the terms and conditions set forth herein, the Company desires to employ the Executive as its Operations Director and the Executive desires to accept such appointment and to make his services available to the Company.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the parties hereto hereby agree as follows:


         1. EMPLOYMENT. Effective as of the date hereof, the Company hereby employs Executive as its Operations Director, and Executive hereby accepts such employment, upon the terms and conditions hereinafter set forth. Executive shall, as Operations Director, be a member of the Company Executive Committee.

         2. TERM. The term ("Term") of Executive's employment hereunder shall commence on the date hereof and shall end at the close of business three (3) years thereafter ("Expiration Date"), unless sooner terminated in accordance with this Agreement.

         3. DUTIES AND SERVICES. For the duration of the Term, Executive agrees to serve the Company as its Operations Director faithfully and diligently under the direction of the Chief Executive Officer of the Company, and to perform from time to time such additional executive duties as the Chief Executive Officer shall reasonably request, provided that such duties shall be consistent with those normally required of an officer with Executive's position. Initially, Executive shall be based in Ploiesti, Romania; Executive hereby acknowledges that the Company shall have the right to relocate him to another site in Europe or in the United States at any time throughout the Term. The Executive's duties shall consist primarily of directing operations, including, but not limited to, the development and implementation of technologies, start up, staffing, and training operating personnel of the Company's projects throughout Western, Central and Eastern Europe. The Company agrees that the Executive shall not be required or asked to engage in any activity that would or may constitute a violation of the laws of any of the jurisdictions in which he is performing his duties, and that the Company shall provide Executive with reasonable access to qualified legal counsel to advise Executive about the applicable laws of such jurisdictions.

         4.       COMPENSATION.

                  (a) Salary. As partial compensation for the services to be rendered hereunder by Executive, the Company agrees to pay Executive, and Executive agrees to accept an annual salary in the amount of One Hundred Thousand ($100,000) Dollars U.S. ("Salary"). The Company shall pay the Salary to the Executive during each year of the Term hereof as follows: One Hundred Thousand ($100,000) Dollars U.S. shall be paid to the Executive annually in regular intervals throughout the Term in accordance with its salary payment procedures currently in effect for its executive management.

                  (b) Company Shares. As partial compensation for the services to be rendered hereof by the Executive, the Company agrees to issue to the Executive 25,000 shares of the Company's Common Stock (the "Compensation Shares"). The Compensation Shares shall be deemed earned by and deliverable to, the Executive as follows: 6,250 Compensation Shares each shall be deemed earned and payable to the Executive on each of the last business days of the third, sixth, ninth and twelfth months of each consecutive quarter of the Term of this Agreement, provided, however, that this Agreement is then in full force and effect. The Executive expressly acknowledges that he understands that the Compensation Shares to be received under this Agreement are deemed "restricted securities" as such term is defined in Rule 144 of the Securities Act of 1933, as amended (the "1933 Act") and may not be sold or otherwise transferred except pursuant to an exemption from the registration requirements of the 1933 Act and that a legend designating such securities as restricted securities shall be placed on the certificate or certificates representing all of the Compensation Shares earned pursuant to the terms of this Agreement.

 5.       OTHER COMPENSATION AND BENEFITS.

                  (a) Housing/Transportation. Throughout the Term of this Agreement and as long as the Executive is stationed in Europe, the Company shall provide Executive a fully furnished apartment equivalent in size and rental expense to that currently utilized by the Company at 1056 Budapest mfszl, Perczel Mor ut. 4 in Budapest, Hungary as well as an automobile and a cellular phone for his business use; in addition, the Company shall pay for six (6) round-trip airfares each year of the Term between New York airports and Budapest, Hungary.

                  (b) Medical Insurance Coverage. Throughout the Term of this Agreement, the Company shall provide and pay for medical health insurance for the Executive and his spouse as follows: the Company shall have the option to pay the premiums for Executive's existing medical insurance under the "Cobra" laws now in effect for as long as such coverage is available to Executive, or, provide and pay for medical insurance coverage that provides Executive with the level of benefits materially equal to those benefits currently provided to the Executive.

                  (c) Stock and Other Benefit Plans. Executive shall be eligible to participate, on the same basis and subject to the same qualifications as the other executives of the Company, in any employee benefit plan, stock option plan and the like generally made available to executives of the Company, as, when and if adopted by the Company.

                  (d) Vacation. The Executive shall be entitled to three (3) weeks paid vacation for each twelve-month period during the Term of this Agreement.

         6.       TERMINATION OF EXECUTIVE'S EMPLOYMENT BY COMPANY

                  (a) The Company may terminate Executive's employment without "Cause" (defined below) at any time during the first 120 days of the Term by giving Executive written notice thereof, and provided that, prior to the expected date of such termination, the Company (i) pays Executive all salary and other compensation and benefits through the date of termination; (ii) permits Executive to retain the unearned portion of any Salary he has received, and;
(iii) pays Executive a severance payment of Eight Thousand Eight Hundred Thirty Three($8,333) Dollars U.S.

                  (b) The Company shall have the right to terminate the employment of Executive under this Agreement prior to the expiration of the Term only in the manner set forth in this Section 6 and only if Executive shall have committed any of the following acts (any such act being hereinafter referred to as Cause):

          substantial and continuing neglect or inattention of the duties of his employment, other than as a result of death or disability, which remains unremedied after receiving at least thirty (30) days prior written notice of such conduct; or

          willful misconduct or gross negligence in connection with the performance of such duties; or

          the conviction of a felony, either in connection with the performance of his obligations to the Company or which shall adversely affect the Company or the Executive's ability to perform his obligations; or

          the commission of an act of embezzlement, fraud, dishonesty, breach of fiduciary duty, unfair competition or deliberate disregard of the written rules and policies of the Company which results in material loss, damage or injury to the Company.

          (c) The Company shall have the right to terminate Executive's employment and this Agreement in the event that the Executive is disabled and unable to perform his duties hereunder for a period of ninety (90) consecutive days; the determination of disability shall be made in accordance with the standards and procedures utilized by the medical profession in the United States.

          (d) Any termination by the Company of Executive's employment, other than by mutual written agreement with the Executive or in accordance with Sections 6(a) or 6(b), shall be deemed a termination without Cause.

         7.       TERMINATION OF EXECUTIVE'S EMPLOYMENT BY EXECUTIVE.

                  Executive may terminate his employment hereunder prior to the expiration of the Term upon written notice to the Company: in the event the Company shall have failed to cure a breach of any of its material obligations under this Agreement within thirty (30) days of written notice thereof by Executive.

         8. DEDUCTIONS AND WITHHOLDING. Executive agrees that the Company shall have the right to withhold from any and all payments required to be made to Executive pursuant to this Agreement all Federal, state, local and/or other taxes which are required to be withheld in accordance with applicable law.

         9.       CONFIDENTIAL INFORMATION AND NONCOMPETITION COVENANT.

                  (a) Executive hereby acknowledges that in connection with the performance of his duties hereunder, he has and will be making use of, acquiring and adding to confidential information and technology of a special and unique nature and value affecting and relating to the Company and its financial operations, including, but not limited to, their customers, operations and techniques (all of the foregoing being hereinafter referred to collectively as Confidential Information). Accordingly, Executive hereby covenants and agrees that he will not at any time, directly or indirectly, either during his employment or thereafter, divulge, reveal or communicate any Confidential Information or use any Confidential Information for his benefit or for the benefit of others.

                  (b) In view of the Confidential Information retained by or disclosed to Executive as hereinabove set forth, and as a material part of the consideration upon which the Company is relying upon in order to induce it to enter into this Agreement, Executive hereby covenants and agrees that, during the term of Executive's employment with the Company and for a period of twelve
(12) months after the termination of his employment hereunder, unless the Company shall otherwise agree in writing, Executive shall not, directly or indirectly, operate, organize, maintain, establish, manage, own or participate in, or in any manner whatsoever, through any company, firm or organization of which he shall be affiliated in any manner whatsoever, have any interest in, whether as owner, operator, partner, stockholder (excluding ownership of five percent (5%) or less of the stock of a publicly traded company), director, trustee, officer, lender, employee, principal, agent, consultant or otherwise, any other business or venture which is engaged in the services and technologies now or at any time during the Term of this Agreement that may be provided by the Company in Central and Eastern Europe.

                  (c) In view of the irreparable harm and damage which would occur to the Company as a result of a breach or a threatened breach by Executive under Sections 9(a) or 9(b) hereof, and in view of the lack of an adequate remedy at law to protect the Company, the Company shall have the right to receive, and Executive hereby consents to the issuance of, a permanent injunction enjoining Executive from any violation of Sections 9(a) or 9(b) hereof. Executive acknowledges that a permanent injunction is an appropriate remedy for such a breach or threatened breach. The foregoing remedy shall be in addition to, and not in limitation of, any other rights or remedies to which the Company is or may be entitled at law or in equity under this Agreement.

                  (d) The provisions of this Section 9 shall survive the termination of this Agreement and the Term.

         10. ASSIGNABILITY AND BINDING EFFECT. The rights and obligations arising under this Agreement shall inure to the benefit of and shall be binding upon the heirs, executors, administrators, successors, and legal representatives of Executive, and shall inure to the benefit of and be binding upon the Company and its respective successors and assignees. The Company shall not assign its rights or delegate its duties hereunder without the prior written consent of Executive, and Executive shall not assign his rights or delegate his duties hereunder without the prior written consent of the Company.


         11. Notices. All notices of request, demand and other communications hereunder shall be addressed to the parties as follows:

                  To Company:               CEVA INTERNATIONAL, INC.
                                            c/o Joseph Tomasek, Esq.
                                            75-77 N. Bridge Street
                                            Somerville, NJ 08876

                  To Executive:             DENNIS KONNICK
                                            621 State Street
                                            Pottstown, Pennsylvania 19464

unless the address or telephone number is changed by the party by like notice given to the other parties. Except as otherwise provided herein, notice shall be in writing and shall be deemed delivered: (a) when mailed certified mail, return receipt requested, postage prepaid, or upon hand delivery to the address indicated or (b) one (1) day after acceptance for delivery by Federal Express or other nationally recognized over night delivery service for delivery at the address indicated or (C) when received by telephonic facsimile transmission at the number indicated. Notice sent by counsel for either of the parties shall be deemed to be notice sent by such party. Facsimile transmission of the signatures of any party or their counsel to this Agreement, any amendment to this Agreement or notice contemplated by this Agreement shall be deemed to be an original signature and binding on such party for purposes of the document for which it relates.

         12. ENTIRE AGREEMENT. Except as otherwise provided herein, this Agreement supersedes and replaces any and all prior agreements and understandings between the parties hereto respecting the employment of Executive by the Company, whether oral or written, and constitutes the complete understanding between the parties with respect to the employment of Executive hereunder, and no statement, representation, warranty or covenant has been made by any party with respect thereto except as expressly set forth herein.

         13. AMENDMENT. The parties hereby irrevocably agree that no attempted amendment, modification, termination, discharge or change (collectively, Amendment) of this Agreement shall be valid and effective, unless the Company and Executive shall unanimously agree in writing to such Amendment.

         14. NO WAIVER. No waiver of any provision of this Agreement shall be effective unless it is in writing and signed by the party against whom it is asserted, and any such written waiver shall only be applicable to the specific instance to which it relates and shall not be deemed to be a continuing or future waiver.

         15. HEADINGS. The headings set forth in this Agreement are for convenience only and shall not be considered as part of this Agreement in any respect nor shall they in any way affect the substance of any provisions contained in this Agreement.

         16. FURTHER ASSURANCES. The parties hereto will execute and deliver such further instruments and do such further acts and things as may be reasonably required to carry out the intent and purposes of this Agreement.

         17. GOVERNING LAW. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New Jersey, and any proceeding arising between the parties in any manner pertaining or related to this Agreement shall, to the extent permitted by law, be held in Somerset County, State of New Jersey.

         18. SEVERABILITY. If any clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement in any jurisdiction.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.




                                  COMPANY:
                                  CEVA INTERNATIONAL, INC.,
                                  a Nevada corporation

                                  By:/s/ Herbert G. Case, Jr.
                                  ---------------------------
                                     Herbert G. Case, Jr.
                                     President


                                   EXECUTIVE:

                                   By:/s/ Dennis Konnick
                                   ----------------------
                                      Dennis Konnick

                                                            EXHIBIT 10.8




                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of the 1st day of June, 2000 by and between CEVA INTERNATIONAL, INC., a Nevada corporation (the "Company"), and James Atkins and Rochester Financial Advisory Services, Ltd., ("Executive"), and .

                                   BACKGROUND

         WHEREAS, subject to the term and conditions set forth herein, the Company desires to employ the Executive as its Chief Financial Officer and the Executive is willing to make his services available to the Company.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, the parties hereto hereby agree as follows:


         1. EMPLOYMENT. Effective as of the date hereof, the Company hereby employs Executive as its Chief Financial Officer, and Executive hereby accepts such employment, upon the terms and conditions hereinafter set forth. Executive shall, as Chief Financial Officer, be a member of the Company's Management Committee. In addition Executive will supply

         2. TERM. The term ("Term") of Executive's employment hereunder shall commence on the date hereof and shall end at the close of business six (6) months thereafter ("Expiration Date"), unless sooner terminated in accordance with this Agreement.

         3. DUTIES AND SERVICES. For the duration of the Term, Executive agrees to serve the Company as its Chief Financial Officer faithfully and diligently under the direction of the Chief Executive Officer of the Company, and to perform from time to time such additional executive duties as the Chief Executive Officer shall reasonably request, provided that such duties shall be consistent with those normally required of an officer with Executive's position. Executive shall be based in Hungary throughout the Term, and his duties shall consist primarily of developing the Company's strategic plan, business development, conducting related contract negotiations, general management of day-to-day financial affairs of the business, including compliance with SEC reporting requirements, compliance with statutory and fiscal reporting requirements, financial accounting and reporting, management information systems, risk management and management control systems, raising capital, and banking relationships. The Company agrees that the Executive shall not be required or asked to engage in any activity that would or may constitute a violation of the laws of any of the jurisdictions in which he is performing his duties, and that the Company shall provide Executive with reasonable access to qualified legal counsel to advise Executive about the applicable laws of such jurisdictions. Executive will provide the services of an Executive Assistant Diana Pacsorasz, or a person with equivalent skills, to furnish support for Executive to carry out his duties and services.

The Company recognises that the Executive has disclosed a prior on-going commitment of up to half his time as CFO of a third entity BioFutura Kft. and that the performance of his duties with CEVA is limited in time to a minimum half-time basis.

         4. COMPENSATION. As payment for the services to be rendered hereunder by Executive, the Company agrees to pay Executive, and Executive agrees to accept, monthly Compensation ("Compensation") of Seven Thousand Eight Hundred Dollars ($7,800), including the cost of the Executive's Assistant. Compensation for the first month shall be paid on the date hereof, and Compensation for each subsequent month shall be paid on the first payday (in accordance with the Company's standard payroll practices) of each month, but in no event later than the last business day of the first week of such month.

The method of allocation and payment of the Compensation will be agreed separately.

         5.       STOCK.

                  (a) Upon the execution of the Agreement, the Company shall issue to Executive 25,000 shares of the Company's Common Stock.

         6.       OTHER COMPENSATION AND BENEFITS.

                  1. Throughout the Term, the Company shall pay all business related out of pocket expenses associated with the foregoing. The Company shall also pay for all Executive's business travel. The Company agrees to reimburse Executive in full for all other reasonable, ordinary and necessary business, entertainment and other related expenses, incurred or expended by him incident to the performance of his duties hereunder. All expenses to be paid by the Company hereunder shall be paid directly by the Company if Executive so requests. Otherwise, they shall be reimbursed to Executive by the Company within ten (10) days after submission by Executive to the Company of such vouchers or expense statements evidencing such expenses.

                  2. Executive shall be eligible to participate, on the same basis and subject to the same qualifications as the other executives of the Company, in any employee benefits generally made available to executives of the Company, including any pension, profit-sharing, bonus, or stock option plan, life, health, medical, dental, hospitalization or surgical insurance plan or policy, and any vacation or fringe benefit plans or programs, whether now existing or hereafter established.

                  3. Nothing contained herein shall be deemed to be a waiver by Executive of, or to diminish or modify, any vested rights which Executive may have or may hereafter acquire under any employee benefit plan of the Company.

         7.       TERMINATION OF EXECUTIVE'S EMPLOYMENT BY COMPANY

                  (a) The Company may terminate Executive's employment with or without Cause (as hereinafter defined) at anytime during the first ninety (90) days of the term ("Initial Period") by giving Executive written notice thereof, and provided that, prior to the expected date of such termination, the Company
(i) pays  Executive  all  Compensation  and other  benefits  through the date of termination; (ii) permits Executive to retain the unearned portion of any Compensation he has received; and (iii) pays Executive a severance payment of Three Thousand Five Hundred Dollars ($3,500). The foregoing amount shall not be subject to offset by the Company.
 .
                  (b) After the "Initial Period," the Company shall have the right to terminate the employment of Executive under this Agreement prior to the expiration of the Term only in the manner set forth in this Section 7 and only if Executive shall have committed any of the following acts (any such act being hereinafter referred to as "Cause"):

                           1.       substantial and continuing neglect or
inattention of the duties of his employment, other than as a result of death or disability, which remains unremedied after receiving at least thirty (30) days prior written notice of such conduct;

                           2.       willful misconduct or gross negligence in
connection with the performance of
such duties;

                           3.       the conviction of a felony, either in
connection with the performance of his obligations to the Company or which shall adversely affect the Company or the Executive's ability to perform his obligations; or

                           4.       the commission of an act of embezzlement,
fraud, dishonesty, breach of fiduciary duty, unfair competition or deliberate disregard of the written rules and policies of the Company which results in material loss, damage or injury to the Company.

                  (c) Any termination by the Company of Executive's employment, other than by mutual written agreement with the Executive or in strict accordance with Sections 7(a) or 7(b) hereof, shall be deemed a termination "without Cause."

                  (d) Upon any termination pursuant to this Section 7(b), the Company shall pay to the Executive any unpaid Compensation accrued through the effective date of termination specified in such notice. In addition, the Company shall pay any other Compensation and benefits owed to Executive under Section 6 hereof.
The foregoing amount shall not be subject to offset by the Company.

         8.       TERMINATION OF EXECUTIVE'S EMPLOYMENT BY EXECUTIVE.

                  (a) Executive may terminate his employment hereunder at any time during the Initial Period by giving Company not less than thirty (30) days prior written notice thereof.

                  (b) After the Initial Period, Executive may terminate his employment hereunder prior to the expiration of the Term upon written notice to the Company: (i) in the event the Company shall have failed to cure a breach of any of its material obligations under this Agreement within thirty (30) days of written notice thereof by Executive; (ii) in the event the Company materially reduces Executive's authority, responsibilities or position with the Company.

          9.      CONFIDENTIAL INFORMATION AND NONCOMPETITION COVENANT.

                  (a) Executive hereby acknowledges that in connection with the performance of his duties hereunder, he has and will be making use of, acquiring and adding to confidential information and technology of a special and unique nature and value affecting and relating to the Company and its financial operations, including, but not limited to, their customers, operations and techniques (all of the foregoing being hereinafter referred to collectively as "Confidential Information"). Accordingly, Executive hereby covenants and agrees that he will not at any time, directly or indirectly, either during his employment or for two (2) years afterward, divulge, reveal or communicate any Confidential Information or use any Confidential Information for his benefit or for the benefit of others.

                           (b)      In view of the Confidential Information
retained by or disclosed to Executive as hereinabove set forth, and as a material consideration and inducement to the Company to enter into this Agreement, Executive hereby covenants and agrees that, during the term of Executive's employment with the Company and for a period of twelve (12) months after the termination of his employment hereunder, unless the Company shall otherwise agree in writing, Executive shall not, directly or indirectly, operate, organize, maintain, establish, manage, own or participate in, or in any manner whatsoever, through any company, firm or organization of which it shall be affiliated in any manner whatsoever, have any interest in, whether as owner, operator, partner, stockholder (excluding ownership of five percent (5%) or less of the stock of a publicly-traded company), director, trustee, officer, lender, employee, principal, agent, consultant or otherwise, any other business or venture which is engaged in like businesses of the Company, specifically , the sourcing, treatment and processing of hydrocarbon-based and other industrial residuals into alternative fuels and raw materials for utilization in the manufacture of cement in the cement industry; and Low Temperature Thermal Treatment of contaminated soil in any of the countries in which the Company engages in such business during Executive's employment with the Company.

                  (c) In view of the irreparable harm and damage which would occur to the Company as a result of a breach or a threatened breach by Executive under Sections 9(a) or 9(b) hereof, and in view of the lack of an adequate remedy at law to protect the Company, the Company shall have the right to receive, and Executive hereby consents to the issuance of, a permanent injunction enjoining Executive from any violation of Sections 9(a) or 9(b) hereof. Executive acknowledges that a permanent injunction is an appropriate remedy for such a breach or threatened breach. The foregoing remedy shall be in addition to, and not in limitation of, any other rights or remedies to which the Company is or may be entitled at law or in equity under this Agreement.

                  (d) The provisions of this Section 9 shall survive the termination of this Agreement and the Term.

         10. INDEMNIFICATION; ADVANCEMENT OF FEES. The Company shall indemnify Executive to the full extent permitted by Nevada law. The Company shall advance fees and expenses to Executive to the full extent permitted by Nevada law, provided that Executive provides an undertaking reasonably acceptable to the Company's Board of Directors to repay such advancement if Executive is ultimately determined not to be entitled to indemnification. The provisions of this Section 10 shall survive the termination of this Agreement.

         11. ASSIGNABILITY AND BINDING EFFECT. The rights and obligations arising under this Agreement shall inure to the benefit of and shall be binding upon the heirs, executors, administrators, successors, and legal representatives of Executive, and shall inure to the benefit of and be binding upon the Company and its respective successors and assignees. The Company shall not assign its rights or delegate its duties hereunder without the prior written consent of Executive, and Executive shall not assign his rights or delegate his duties hereunder without the prior written consent of the Company.

         12. Notices. All notices of request, demand and other communications hereunder shall be addressed to the parties as follows:


                  To Company:               CEVA INTERNATIONAL, INC.
                                            c/o Joseph Tomasek, Esq.
                                            77 N. Bridge Street
                                            Somerville, NJ 08876

                  To Executive:             JAMES ATKINS
                                            c/o Rochester Kft.
                                            1051 Budapest
                                            Nador u. 32
                                            Hungary


unless the address or telephone number is changed by the party by like notice given to the other parties. Except as otherwise provided herein, notice shall be in writing and shall be deemed delivered: (a) when mailed certified mail, return receipt requested, postage prepaid, or upon hand delivery to the address indicated or (b) one (1) day after acceptance for delivery by Federal Express or other nationally recognized over night delivery service for delivery at the address indicated or (c) when received by telephonic facsimile transmission at the number indicated. Notice sent by counsel for either of the parties shall be deemed to be notice sent by such party. Facsimile transmission of the signatures of any party or their counsel to this Agreement, any amendment to this Agreement or notice contemplated by this Agreement shall be deemed to be an original signature and binding on such party for purposes of the document for which it relates.

         13. ENTIRE AGREEMENT. Except as otherwise provided herein, this Agreement supersedes and replaces any and all prior agreements and understandings between the parties hereto respecting the employment of Executive by the Company and constitutes the complete understanding between the parties with respect to the employment of Executive hereunder, and no statement, representation, warranty or covenant has been made by any party with respect thereto except as expressly set forth herein.

         14. AMENDMENT. The parties hereby irrevocably agree that no attempted amendment, modification, termination, discharge or change (collectively, "Amendment") of this Agreement shall be valid and effective, unless the Company and Executive shall unanimously agree in writing to such Amendment.

         15. NO WAIVER. No waiver of any provision of this Agreement shall be effective unless it is in writing and signed by the party against whom it is asserted, and any such written waiver shall only be applicable to the specific instance to which it relates and shall not be deemed to be a continuing or future waiver.

         16. HEADINGS. The headings set forth in this Agreement are for convenience only and shall not be considered as part of this Agreement in any respect nor shall they in any way affect the substance of any provisions contained in this Agreement.

         17. FURTHER ASSURANCES. The parties hereto will execute and deliver such further instruments and do such further acts and things as may be reasonably required to carry out the intent and purposes of this Agreement.

         18. GOVERNING LAW. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New Jersey, and any proceeding arising between the parties in any manner pertaining or related to this Agreement shall, to the extent permitted by law, be held in Somerset County, New Jersey.

         19. LITIGATION. If any party hereto is required to engage in litigation against any other party hereto, either as plaintiff or as defendant, in order to enforce or defend any of its or his rights under this Agreement, and such litigation results in a final judgment in favor of such party ("Prevailing Party"), then the party or parties against whom said final judgment is obtained shall reimburse the Prevailing Party for all direct, indirect or incidental expenses incurred by the Prevailing Party in so enforcing or defending its or his rights hereunder, including, but not limited to, all reasonable attorneys' fees and court costs and other expenses incurred throughout all negotiations, trials or appeals undertaken in order to enforce the Prevailing Party's rights hereunder.

         20. SEVERABILITY. If any clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement in any jurisdiction.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

                            COMPANY:

                            CEVA INTERNATIONAL, INC.,
                            a Nevada corporation



                            By: /s/ Herbert G. Case, Jr.
                               -------------------------
                            Its: President

                            EXECUTIVE:

                            /s/ James Atkins
                            -----------------
                            JAMES ATKINS