Form 10QSB
period 2000-09-30
CEVA INTERNATIONAL INC
filed 2000-11-14
CIK 1095718

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2000

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

                                Nevada 84-1423807
                  (State or other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

             75-77 North Bridge Road, Somerville, New Jersey 08876_
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 429-0030
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes_____ No ___x__

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of September 30, 2000, was 11,279,415 shares.

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES



                                      INDEX


                                                                          Page
                                                                         Number

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

     Consolidated Balance Sheet
     - September 30, 2000                                                  3

     Consolidated Statements of Operations
     - Three, six and nine months ended September 30, 2000 and 1999        4

     Consolidated Statements of Cash Flows
     - nine months ended September 30, 2000 and 1999                       5

     Notes to Consolidated Financial Statements                         6 - 15


Item 2
     Management's Discussion and Analysis
     of Financial Condition and Results of Operations                  16 - 17


     PART II  - OTHER INFORMATION                                         18


     SIGNATURES                                                           20


     FINANCIAL DATA SCHEDULE                                              21

PART I  - Item 1
                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                        September 30, 2000
ASSETS
     Current Assets
     Cash                                                                                 $         60,900
     Accounts receivable, net of allowance for
         doubtful accounts of $746,010..........................................                   838,726
     Escrow funds receivable....................................................                     3,936
     Inventories................................................................                    22,232
     Prepaid expenses...........................................................                     7,195
                                                                                                  ---------
         Total Current Assets                                                                      932,989
     Property, plant and equipment, net of accumulated
         depreciation.........................................................                   1,924,063
     Intangible assets, net of accumulated amortization.........................                                     14,496
     Deferred charges, net of accumulated amortization..........................                   150,000
     Goodwill, net of accumulated amortization..................................                   453,833
                                                                                                ----------
TOTAL ASSETS                                                                                     3,475,381

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses......................................                 1,449,011
     Notes/Loans payable........................................................                   299,980
     Loans payable to stockholders and officers.................................                   100,000
     Current maturities of capital leases.......................................                 1,289,358
     Deferred credit............................................................                    64,313
                                                                                                 ----------
        Total Current Liabilities...............................................                 3,202,662
     Capital leases, less current portion.......................................                 1,880,845
                                                                                                  ---------
TOTAL LIABILITIES ..............................................................                 5,083,507

STOCKHOLDERS' EQUITY
     Preferred  Stock,   non-voting,   $0.001  par  value,   25,000,000   shares
         authorized; Series A - redeemable,  non-dividend,  $50,000 stated value per share,  100 shares  authorized,  17 shares  issued and  outstanding
         ($850,000
         redeemable preference in either cash or convertible into common shares) ..               850,000
     Common Stock, voting, $0.001 par value, 100,000,000 shares authorized,
     11,279,415 shares are issued and outstanding...............................                   11,279
     Additional paid-in capital.................................................                2,827,374
     Accumulated deficit........................................................               (5,354,475)
     Accumulated other comprehensive income - foreign
         Currency translation adjustment .......................................                   57,696
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ........................................               (1,608,126)

TOTAL LIABILITIES AND EQUITY....................................................            $    3,475,381
                                                                                                 =========




                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended                 Nine months ended
                                                      September 30                       September 30
                                                      ------------                      ------------
                                                    2000          1999                  2000         1999
                                                    ----          ----                  ----         ----
Total revenues                                   $144,571      $ 255,828              $ 579,388    $ 1,459,179

      Cost of goods sold                           86,996        352,114                753,566        953,790
                                             -----------------------------      --------------------------------
Gross profit                                       57,575       (96,286)              (174,178)        505,389
      Operating expenses                          608,070        375,807                968,869        844,881
                                             -----------------------------      --------------------------------
Operating income (loss)                         (550,495)      (472,093)            (1,143,047)      (339,492)
Other income (expense)
      Interest expense, net                     (169,031)      (372,164)              (391,301)      (441,170)
      Income pursuant to JointVenture                            219,964                620,000
                                                                                                 -
      Minority interest in income (loss)
      of consolidated subsidiary                        -         88,915                                88,915
      Other income (expense)                                                                             6,563
                                             -----------------------------      --------------------------------
Total other income (expense)                    (169,031)       (63,285)                228,699      (345,692)
                                             -----------------------------      --------------------------------
Income (loss) before provision for income
taxes                                           (719,526)      (535,378)              (914,348)      (685,184)
Provision for income taxes                              -         39,665                                39,665
                                             =============================      ================================
Net income (loss)                              $(719,526)    $ (575,043)             $(914,348)    $ (724,849)
                                             =============================      ================================
Earnings (loss) per Common Share                 $ (0.06)      $  (0.08)             $   (0.09)      $  (0.10)
                                             =============================      ================================
Weighted average Number of Common Shares        11,178,328      6,953,173             10,560,346      6,953,173
Outstanding







                See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Nine Months Ended September 30,
                                                                            2000                   1999

Net Cash Provided (Used) by Operating Activities                  $       (516,856)         $    (941,514)

Net Cash Provided (Used) by Investing Activities                            603,784               (37,040)

Net Cash Provided (Used) by Financing Activities                           (98,549)                959,827
                                                                           --------                -------

Net Increase (Decrease) in Cash                                            (11,621)               (18,727)

Cash at Beginning of Period                                                  72,521                 72,621
                                                                             ------                 ------

Cash at End of Period                                             $          60,900        $        53,894
                                                                             ======                 ======








                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

CORPORATE STRUCTURE

Our Company is currently composed of CEVA International, Inc., a Nevada corporation with its principal offices located in New Jersey, a Czech affiliate (CevaTech) and a Hungarian subsidiary (CEVA Hungary Ltd.). Our Hungarian subsidiary was previously 50% owned by Hungarian partners although our Company was and remains the managing shareholder. During the second and third quarters of 2000, all of our Hungarian partners who owned an equity interest in our Hungarian subsidiary, exchanged their 50% equity ownership interest in the Hungarian subsidiary for 700,000 common shares in our Company. In the third quarter the remaining Hungarian partner who held 15% also conveyed his ownership interests in exchange for 300,000 Company common shares, which resulted in the reorganization of this operation as a wholly owned subsidiary.

BUSINESS

We are engaged in the business of providing technology and services to public and private clients in Central and Eastern Europe in the alternative energy and environmental remediation industries.

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

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
Technology:

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

Solidification processes were developed to prepare AF into a form to replace coal in large industrial boilers, power plants and cement kilns. A special type of solid AF, called Cemix is produced by CEVA Hungary and it is used by cement kilns.

End Use:

According to the 1992 Portland Cement Association's publication "A Sensible Solution-Putting Waste to Work", both liquefied and solidified waste derived fuels can be utilized in cement kilns. The use of cement kilns to recycle hazardous industrial wastes has become an important component of environmentally acceptable handling procedures in the Western world

Competitive Technologies:

AF is principally considered a clean-up technology, which is an alternative to other forms of disposal or remediation. The fact that a valuable by-product is created is important economically because it reduces the net cost of the clean up. Primary alternatives are:

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

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER

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

The LTTD Technology:

We have selected a technology known as "low temperature thermal desorption" ("LTTD") as the method to clean contaminated soil in this marketplace. This technology has been developed by Astec Industries, Inc. of Chattanooga,
Tennessee, a leading manufacturer of LTTD equipment. The LTTD system was introduced to the United States market in 1989 and has proved to be a successful, cost-effective method of removing light and heavy refinery and hydrocarbon wastes from all types of soil. Contaminant destruction efficiencies in the afterburners of these units are greater than 99.99% according to methods prescribed by United States Environmental Protection Agency stack tests performed on equipment manufactured by Astec Industries, Inc. Decontaminated soil retains its physical properties and ability to support biological activity.

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

Service Agreement with Green Globe, LLC:

We partnered with a United States based LTTD operator, Green Globe, LLC, ("Green Globe") for soil decontamination projects in Central and Eastern Europe. In the Fall of 1998, we entered into a contract with Green Globe pursuant to the general terms of which, we agreed to give Green Globe all soil decontamination projects generated through our business relationships in Central and Eastern Europe. Green Globe agreed to provide, transport, install an LTTD equipment unit in the region and train our local workforce to operate the unit. After provision for costs, profits generated would be shared equally between Green Globe and us. In order to reduce importation and tariff charges, Green Globe and our Hungarian subsidiary entered into a lease agreement for the LTTD units. In connection with these agreements, Green Globe transported and installed a large LTTD unit to Budapest, Hungary, in preparation to begin a soil decontamination project commissioned by the City of Budapest for which our Hungarian subsidiary was awarded a contract.

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

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

"Soil washing": Soil washing is a widely used technology in Western Europe. Soil washing is an effective technology to clean soils contaminated with heavy metals. However, soil remediation is an expensive process and generally does not neutralize oil and gas residue or hydrocarbon contamination.

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

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    SEPTEMBER 30, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the years ended December 31, 1999 and 1998 which may be obtained by requesting copies from the Company's principal offices.

Going Concern Uncertainty
The report from the Company's independent auditors for the year ended December 31, 1999, contains a statement that the financial statements had been prepared assuming that the Company will continue as a going concern. The Company had incurred significant operating losses and had a stockholders' impairment, that these conditions raised substantial doubt about the Company's ability to continue as a going concern, and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty. Management's plans with regard to those matters are described in the section "Management's Discussion and Analysis".

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

The basic corporate income tax rate applicable to CEVA Hungary Ltd. is 18%. In addition, a supplementary tax of up to 35% is payable on dividends from post-1994 profits. The actual rate of supplementary tax depends on the residence of the recipient shareholder and the terms of the applicable tax treaty between Hungary and the relevant foreign country. A rate of 35% applies to Hungarian shareholders.

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

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

The Company conducts its business primarily in Eastern European countries.

The Company has contracts with a small number of customers; the loss of one of the major ones would have a near-term severe impact on the Company.

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2000:
     Equipment under capital leases                                                   $       2,447,275
     Field and office equipment                                                                 878,067

                                                                                          --------------
         Subtotal                                                                             3,325,342
     Less accumulated depreciation                                                            1,401,279
                                                                                          --------------
          Total                                                                       $       1,924,063
                                                                                          ==============



PROFIT SHARING ARRANGEMENT / DEFERRED CHARGES

In 1997 the Company entered into an agreement to share profits with a vendor on its Low Temperature Thermal Desorption (LTTD) contracts. The vendor also has the exclusive right to provide equipment and services that might be required under any LTTD contracts. This agreement has a term of ten years and may be terminated earlier by mutual consent of the parties. In 1998, the vendor provided for a $250,000 portion of an agreed upon $500,000 advance, whereby the amount of $500,000 was included in a lease obligation to be repaid (see "CAPITAL LEASES"). The remaining $250,000 was recorded as a deferred charge, and amortizes over the repayment term of the 5 year lease. Amortization expense totaled $50,000 and $12,500 during the years ended December 31, 1999 and 1998, respectively, and $37,500 during the three quarters ended September 30, 2000.


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses totaled $1,449,011 at September 30, 2000 and consisted primarily of trade accounts payable, accrued interest and compensations and professional fees payable.

NOTES PAYABLE

At September 30, 2000, the Company had borrowings under short term loan agreements with the following terms and conditions:

     Note payable accruing interest at 12% per year, due in full on December 31, 1999.              $          149,980
     Maturity has been extended to June 30, 2000, with interest accruing at the rate of 24%
     per year, starting with January 1, 2000.  The note is guaranteed by the principal stockholder.
     Non-interest bearing note originally due April 30, 2000, subsequently extended,  payable either in cash or convertible into common shares of the Company at $0.50 per share.  The note was subsequently converted into common shares.
     Officers loan                                                                                             200,000
     Note payable accruing interest at 12% per year, due in full on December                                   150,000
     31, 2000, convertible at holder's option into common stock of the Company at the rate of $0.50 per share.


     Total                                                                                          $          499,980
                                                                                                               =======

LOANS PAYABLE TO STOCKHOLDER

The majority stockholder has advanced working capital to the Company. Such advances include a $200,000 unsecured loan, due on demand, accruing interest at 10% per year, of which $100,000 has been repaid during the third quarter. Repayment may be made either in cash, or, at the option of the stockholder, the loan may be converted into common shares at a conversion rate of $0.25 per share, with a 10% dividend rate.


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

Liabilities from capital leases are as follows at September 30, 2000:

       Payments due under capital leases                                                            $ 3,170,203
       Less current portion                                                                           1,289,358
                                                                                                  -------------
       Capital leases, less current portion                                                         $ 1,880,845

DEFERRED CREDIT

CEVA Hungary Ltd. sold equipment, which was then leased back in a sale-leaseback transaction. Total profits from the sale amounted to $102,638 at December 31, 1999 and are recognized over the term of the lease.


INCOME TAXES

At December 31, 1999, the Company had approximately $800,000 of federal net operating loss carry-forwards available for income tax purposes, which expire on December 31, 2019.

The Company's  total deferred tax asset and valuation  allowance at December 31,
1999 are as follows:
            Total deferred tax asset                                                                        225,000
            Less valuation allowance                                                                        225,000
            Net deferred tax asset                                                                                -
                                                                                                     ================


RELATED PARTY TRANSACTIONS

      During the third quarter 2000, Herbert G. Case, Jr., the President and Chief Executive Officer of the Company, received approximately $24,000 in salary and the Company paid approximately $17,000 in Mr. Case's expenses. Additionally, the Company paid Joseph J. Tomasek, a director, approximately $13,350 in legal fees and expenses during the third quarter.

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



INVESTMENT IN JOINT VENTURE

      In May 2000, the Company entered into a joint venture with one of the world's largest cement producers whereby the Company will receive a 49% ownership interest by contributing, during the third quarter 2000, a portion of its proprietary production equipment and intellectual property. Additionally, the Company will assign its existing contracts with certain cement producers for delivery of alternate fuels to the joint venture. In consideration of the Company's agreement to accept a minority shareholder position in the joint venture, the 51% partner agreed to and has paid a one-time signing fee of $620,000 which has been recognized as extraordinary income during the quarter ended June 30, 2000.


INCREASE OF OWNERSHIP INTEREST IN CEVA HUNGARY LTD.

      In April 2000, the Company acquired an additional 35% ownership interest from two minority shareholders in its Hungarian subsidiary, bringing the Company's share in CEVA Hungary Ltd. to 85%. In exchange, the Company issued 700,000 shares of its common stock valued at $0.50 per share, or $350,000.

      In August the Company  acquired the remaining 15% ownership  interest from
      the  minority   shareholder  in  the  Hungarian   subsidiary,   thus  CEVA
      International is now the 100% shareholder of CEVA Hungary. The Company issued 300,000 share of its common stock, valued at $150,000 which has been capitalized as Goodwill during the quarter. The value of all shares exceeds the fair value of net assets (equity) of CEVA Hungary. Thus total Goodwill recognized on the above transactions is $453,833 on the consolidated balance sheet at September 30, which will be amortized over a period of 10 years.

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

Results of Operations for the Three, Six and Nine Months Periods Ended September 30, 2000 compared to Nine Months September 30, 1999

Gross revenues:

                                                         September 30, 2000             September 30, 1999
                                                         ------------------             ------------------
                                                                        USD                            USD
      Three months ended                                            144,571                        255,828
      Nine months ended                                             579,388                      1,459,179

The majority of the gross revenues was generated by CEVA Hungary. The decrease in revenues is attributable to the fact that a major project involving soil remediation for a municipality in Budapest that accounted for most of the revenues during the first half of 1999 did not extend into 2000. While the Company is in advanced stages of negotiation for a number of larger soil remediation projects and AF contracts with other clients it has not yet derived any revenues therefrom during the period.

Gross profits for the quarter ended September 30, 2000, amounted to $57,575 (negative $96,286 in 1999). A large portion of period costs-of-goods-sold are incurred from level amortization expenses in connection with capitalized equipment leases for plant and equipment used in the treatment of contaminated soils and depositories. The effect of unused processing capacities is therefore a significant factor influencing operating margins. In addition, margins fluctuate from project to project depending upon local factors and individually negotiated terms, and any given reporting period's overall results are affected by the mix and timing of such projects. This volatility represents a major risk factor in predicting the Company's future performance and will relatively diminish only upon the Company achieving its revenue goals during the next two years when a larger number of projects are in progress and in combination contribute to a more level gross margin profile. After deducting operating expenses of $608,070 which increased from $375,807 during the same period last year, the Company incurred an operating loss of $550,495 for the quarter (compared to an operating loss of $472,093 in 1999). Non-operating expenses in form of interest charges totaled $304,213, incurred primarily in connection with capital leases. We also had interest income of $135,182 which brought net interest expense to $169,031. Interest mainly came from District XVIII (see legal proceedings below), because they paid late for the first phase of the project and we received minor amounts from other customers and from banks. The quarter concluded with a net loss of $719,526 or $0.06 per share. For comparative data please see the table below.

                               Three months ended         Nine months ended
                                   September 30              September 30
                                   ------------              ------------
                                2000       1999          2000         1999
                                ----       ----          ----         ----
Net income (loss)              (719,526)  (575,043)   (914,348)    (724,849)
Loss per share                    -0.06      -0.08       -0.09        -0.10

Revenues in Hungary in 2000 are attributable primarily to one customer, MOL Hungarian Oil and Gas Company. The Company has constructed a processing facility jointly with MOL at the Nyirbogdany site where we converted material into a liquid AF fuel. Prior to that, we completed a trial-processing project in 1997 with MOL that successfully produced an AF solid fuel. We are now working jointly with MOL to obtain permits for cement kilns, and other outlets so that we can supply them with our processed AF solid and liquid fuel. We expect to be able to significantly increase our revenues in Hungary, based on further cooperation with MOL. A test burning - which also generates revenue - started in October and will last until the end of December 2000 in the Vac Cement factory, which belongs to the Heidelberger Cement Group. The first results of this test burning are favorable, and on this basis it is possible that next year we are going to produce Cemix for Vac and other cement factories.

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

Liquidity and Capital Resources

Through the date of this submission, the Company has not yet been able to obtain payment for a past due receivables position of approximately $835,000 in connection with the project involving a municipality in Budapest (see "Legal Proceedings"). A cash shortage, evident throughout most of 2000, has been somewhat ameliorated by the receipt of the $620,000 fee payment in connection with the joint venture project. However, the Company's overall liquidity remains strained, because the level of operations and revenues is still not adequate to finance ongoing operations and the required infrastructure. In addition, the projects pursued by the Company necessitate significant investments in capital equipment that the Company largely financed through capital lease agreements with resulting fixed payment obligations, which total in excess of $4 Million between the years 2000 to 2003. At September 30, 2000, the working capital deficit amounted to $2,269,673 as compared with a deficit of $2,041,625 at December 31, 1999. Cash flow from operations during the nine months in 2000 was negative, at $516,856, mostly compensated for by the above mentioned $620,000 joint venture payment.

Management expects to be able to alleviate the cash shortage by the anticipated liquidation of approximately $835,000 tied up in the dispute with District XVIII in Budapest as described above, to the benefit of operations in Hungary, and, in the short term, by private borrowings and equity placements. In the medium term, the joint venture described above is expected to not only introduce substantial new funding into operations in Romania and elsewhere but also create the basis for a rapid expansion of customer base and on-going soil remediation and alternate fuel processing activities which will accelerate cash flows from operations and make for more efficient utilization of plant capacity.

PART 2                                                 OTHER INFORMATION
Item 1   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings except as follows: on January 5, 2000, we recommenced litigation against a political subdivision of the City of Budapest known as District XVIII in the Hungarian court known as the Economic College of the Metropolitan Court, Budapest, 2nd District Varsanyi u.40-44, to obtain HUF 243 million, which is approximately USD 835,000 for contract payments due us.

In 1998, together with our soil remediation technology partner, Green Globe, LLC, we entered into a contract with District XVIII to remove contamination from approximately 32,000 tons of soil. Utilizing its low temperature thermal desorption unit or "LTTD" unit, Green Globe, LLC completed this soil remediation project in December, 1998. The Customer paid for the first phase of the project, but it refused to pay the remaining amount.

Since that time,  we have  attempted  to obtain the  payment due to us under our
District XVIII contract through negotiations which were unsuccessful. Accordingly, we commenced a lawsuit to collect the monies due us in January, 2000 in the above identified Hungarian Court. At the first trial date on April 20, 2000, the Hungarian Court awarded us a judgment in the approximate amount of $65,700 U.S. for late contract payments against District XVIII and recognized our principal claim of approximately $835,000 for the contract payments due us.

Our next trial date was in October 2000. The Defendant based its position differently: now XVIII District claims that CEVA has not performed its tasks properly, so did not have the right to issue invoices. According to CEVA, we can prove by documents that the work is performed according to the contract. The Court decided to invite witnesses and postpone the trial until January 2001. We intend to vigorously prosecute our claim against District XVIII in the Hungarian courts.


Item 2   CHANGES IN SECURITIES      -None

c)   Issuance of unregistered securities

    During the third quarter of 2000, the Company issued the following unregistered securities:

(i) 300,000 shares of the common stock of the Company to one former shareholder of CEVA Hungary Ltd. in return for his 15% interest in that subsidiary.

(ii) 20,000 shares of the common stock of the Company to one former creditor in return for cancellation of a $10,000
===================================================
              promissory note.
              ================



Item 3   DEFAULTS ON SENIOR SECURITIES    -  None
         -----------------------------


Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS      -  None


Item 5   OTHER INFORMATION      -  None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit (3)(i) - Articles of Incorporation and Amendments *

                  Exhibit (3)(ii) - By-laws of the Company *.

                  Exhibit (27) - Financial Data Schedule - attached hereto.

-------------
*  Previously Filed


         (b)   Reports on Form 8-K:   -   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CEVA INTERNATIONAL, INC.




Date:   November 14, 2000                 By:/s/ Herbert G. Case, Jr.
                                          ----------------------------
                                             Herbert G. Case, Jr.
                                          President and Chief Executive Officer