Form 10QSB/A
period 2000-09-30
CEVA INTERNATIONAL INC
filed 2000-11-16
CIK 1095718

FORM 10-QSB/A1

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes__X___ No _____

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of September 30, 2000, was 11,279,415 shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CEVA INTERNATIONAL, INC.




Date:   November 16, 2000                   /s/ Herbert G. Case, Jr.
                                          ----------------------------
                                             Herbert G. Case, Jr.
                                          President and Chief Executive Officer