Form 10QSB/A
period 2000-03-31
CEVA INTERNATIONAL INC
filed 2001-02-02
CIK 1095718

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




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2000                                                3

         Consolidated Statements of Operations
          - Three months ended March 31, 2000 and 1999                    4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2000 and 1999                    5

         Notes to Consolidated Financial Statements                      6 - 14


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      15 - 17


PART II  -  OTHER INFORMATION                                           18 - 19


SIGNATURES                                                                 20

PART I  - Item 1

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                       March 31, 2000

ASSETS
     Current Assets
     Cash  ....................................................................  $             21,904
     Accounts receivable, net of allowance for
     doubtful accounts of $314,000 ............................................             1,028,633
     Inventories ..............................................................                     -
     Prepaid expenses .........................................................                88,617
                                                                                            -----------
        Total Current Assets ..................................................             1,139,154
     Property, plant and equipment, net of accumulated
        depreciation...........................................................             2,740,356
     Intangible assets, net of accumulated amortization........................                18,876
     Deferred charges, net of accumulated amortization.........................               175,000
                                                                                           -------------
TOTAL ASSETS ..................................................................             4,073,386
                                                                                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ....................................             1,008,623
     Notes payable ...,,,,,,,..................................................               298,889
     Loans payable to stockholders ............................................               200,000
     Current maturities of capital leases .....................................             2,790,120
     Deferred credit ..........................................................                76,712
                                                                                          -------------
        Total Current Liabilities .............................................             4,374,344
     Redeemable preferred stock - Series A                                                    850,000
     Capital leases, less current portion .....................................               711,416
                                                                                          -------------
TOTAL LIABILITIES .............................................................             5,935,760

STOCKHOLDERS' EQUITY
     Preferred  Stock,   non-voting,   $0.001  par  value,   25,000,000 shares
     authorized; Series A - redeemable,  non-dividend,  $50,000 stated value per share, 100 shares authorized, 17 shares issued and outstanding
     (classified under liabilities) Common Stock, voting, $0.001 par value,
     100,000,000 shares authorized,10,229,415 shares are issued and outstanding.               10,229
     Additional paid-in capital ...............................................             2,303,424
     Accumulated deficit.......................................................            (4,457,822)
     Accumulated other comprehensive income - foreign
     Currency translation adjustment ..........................................               281,795
                                                                                           -------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT)........................................            (1,862,374)

TOTAL LIABILITIES AND EQUITY ..................................................  $          4,073,386

                                                                                            ==========





                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                      2000             1999
                                                 ------------    -------------

Revenues ........................................  184,750           601,675
     Direct Costs ...............................  223,592           300,838
                                                  ----------      ------------

Gross Profit .................................... (38,842)           300,837

     Operating expenses.......................... 232,163            234,537
                                                ------------      -----------
Income (Loss) from operations....................(271,005)            66,300

Other income (expense)
     Interest expense (net of other income) .....(114,826)           (31,222)

Total other income (expense) ....................(114,826)           (31,222)
                                                 -------------    -------------

Profit (Loss) before provision for income taxes  (385,831)            35,078
Provision for income taxes......................        -                  -
                                                 -------------    -------------
Net Profit (Loss) ..............................$(385,831)       $    35,078
                                                 =========          ========


(Loss) per common share ....................... $   (0.04)       $      0.00
                                                 ========          =========
Weighted average number of
     common shares outstanding .................9,930,308          7,308,198










                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                        2000               1999

Net Cash Provided (Used) by Operating Activities              $      (143,129)           119,810

Net Cash Provided (Used) by Investing Activities                      (17,897)           (95,025)

Net Cash Provided (Used) by Financing Activities                       97,365            140,435
                                                                  ----------------    ----------------

Net Increase (Decrease) in Cash ...............................       (63,661)           165,220

Cash at Beginning of Period ...................................         85,565             72,621
                                                                  ----------------    ----------------

Cash at End of Period .........................................$        21,904   $        237,841
                                                                   ===============  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes...................             $              -      $          -
                                                               ================      ================
Cash paid for interest............................             $        115,252      $     49,477
                                                                 ================      ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES
     Accrued expenses converted into common shares             $        190,625      $          -

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

Our Czech affiliate is owned 60% by Herbert G. Case, Jr., the Company's President and Chief Executive Officer and 40% by local Czech partners. We have control and management authority. There were no material operations during 2000 or prior years.

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

SOIL REMEDIATION BUSINESS

Heavy industries often contaminate soil and other solid mixtures by hydrocarbons in ways where they energy content cannot be directly recovered. In these instances, we employ Low Temperature Thermal Desorption ("LTTD"), a soil remediation process. Sites where these sorts of contamination can be found are often neighboring the sites of wastes processed for AF. Central and Eastern Europe has large quantities of contaminated soil, which need to be cleaned. Contaminated soil is found principally in heavy industries including oil and gas refineries, railways, energy plants, mining sites, as well as in and around former Soviet military bases.

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

Principles of Consolidation
The   consolidated   financial   statements   include   the   accounts  of  Ceva
International, Inc. and its subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation
For CEVA Hungary Ltd. whose functional currency is the Hungarian Forint, balance sheet accounts are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period (US$1.00:HFL 270 at March 31, 2000) and income statement accounts are translated at average exchange rates for the periods covered. Translation gains and losses are included as a separate component of stockholders' equity (impairment).

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


NOTES PAYABLE

At   March 31, 2000, the Company had borrowings under short term loan agreements with the following terms and conditions:  Note payable accruing interest at
     12% per year, due in full on December 31, 1999. Maturity has been                                $ 200,000
     extended to June 30, 2000,  with  interest  accruing at the rate of 24% per year,  starting  with  January  1,  2000.  The  note is  guaranteed  by the
     principal  stockholder.  Two non-interest  bearing notes due April 30, 2000                         25,000
     are payable either in cash or convertible  into  common shares of the
     Company at $0.50 per share.  A  non-detachable  warrant  has been issued to each  noteholder,  for 15,000 common shares at $1 per share. The notes were
     subsequently  converted  into common  shares.  Short-term  cash advances by                         55,000
     three stockholders, due on demand.  Other loans payable.                                            18,889

     Total                                                                                            $ 298,889
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


CAPITAL LEASES

The Company leases certain equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense. At December 31, 1999, the Company was in default on payments under an equipment lease with Green Globe LLC which default has not been cured as of March 31, 2000, and the entire liability under that lease of approximately $2,593,000 (present value) had been reclassified as current liability even though no formal demand for payment had been issued.

Liabilities from capital leases are as follows at March 31, 2000:

       Payments due under capital leases (present value)                                                   $ 3,501,536
       Less current portion                                                                                  2,790,120
                                                                                                            -----------
       Capital leases, less current portion                                                                $   711,416



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
                                                                                                     ================

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


RELATED PARTY TRANSACTIONS

      During the first quarter 2000, certain fees were incurred by individuals who also are officers and/or stockholders of the Company. Such fees amounted to $ 19,036 .

      During the quarter, $173,125 accrued expenses for compensation, services, and director's fees rendered during 1999 by three officers and directors were converted into 346,250 newly issued restricted common shares.

PREFERRED STOCK

      There are issued and outstanding 17 shares of redeemable Series A preferred stock with a stated value of $850,000, held by the Company's president and CEO. The shares were issued originally pursuant to the conversion of outstanding loans in the approximate same amount. These shares have certain redemption rights and liquidation preferences (see
      Exhibit 4 attached hereto). This redeemable stock has been classified as a long-term liability.


CHANGES IN KEY PERSONNEL

      There were no changes in key personnel during the quarter.

      Our success depends to a material and significant extent on the services of Herbert G. Case, Jr., our President and Chief Executive Officer as well as our ability to attract and retain additional key personnel with the skills necessary to manage our existing business and strategic plans. The loss of Mr. Case or other key personnel could have a material adverse effect on our business, results of operations, liquidity and financial position. We do not have an employment agreement with Mr. Case. If we cannot retain Mr. Case or hire and retain qualified personnel, our business, results of operations, financial condition and prospects could be adversely affected.


SUBSEQUENT EVENTS

      Investment in Joint Venture
      In May 2000, the Company entered into a joint venture with one of the world's largest cement producers whereby the Company will receive a 49% ownership interest by contributing a portion of its proprietary production equipment and intellectual property. Additionally, the Company will assign its existing contracts for delivery of alternate fuels with certain cement producers. In consideration of the Company's agreement to accept a minority shareholder position in the joint venture, the 51% partner agreed to and has subsequently paid a one-time signing fee of $620,000.

      Increase in Ownership Interest in CEVA Hungary Ltd.
      In April 2000, the Company acquired an additional 35% ownership interest from two minority shareholders in its Hungarian subsidiary, bringing the Company's share to 85%. In exchange, the Company issued 700,000 shares of its common stock.

      Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

CEVA International, Inc. specializes in the application of waste-to-energy alternative fuel and environmental remediation technologies. Its primary target market and current operations focus on Central- and Eastern Europe, specifically Hungary, Romania, and the Czech Republic. These countries not only have rapidly growing energy needs but at the same time are burdened with a legacy of significant problems in the areas of environmental pollution coupled with a scarcity of technical and managerial know-how in addressing these problems. However, the region has started developing and implementing a regulatory, socio-economic and judicial infrastructure which orientates itself on Western standards and that can, when fully implemented, effectively deal with the legacy of decades of centrally controlled state owned economies. CEVA during the last several years has succeeded in establishing a presence and creating a wide ranging network of business contacts and working relationships which facilitates the day-to-day management of the Company's operations and which management expects will bear fruit in the years to come. Despite this progress, however, and although basing its projects and operations on traditional and proven technologies, timing and success of individual projects often depend on factors beyond the control of the Company and the resulting uncertainties make reliable projections difficult. Except where the processing of oil and tar contaminated soil and water depositories results in the manufacture of alternate fuels that produce tangible cost savings when utilized in industrial processes such as cement plants, a general relative scarcity of public or private funding for remedial projects addressing environmental contamination has until now limited the revenue potential for the Company.

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


Results of Operations for Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

For the three months ended March 31, 2000, the Company had gross revenues of $184,750 ($601,675 during the same period a year ago), most of which was generated by its Hungarian subsidiary. CEVA Hungary accounted for $159,750, revenues from contracts with MOL, RT., the Hungarian Oil and Gas Company ("MOL") for treatment and processing of waste repositories at the Nyirbogdany and Csepel Island sites owned by MOL. Activities in Romania in connection with the CIMUS alternative fuel processing project accounted for the remaining $25,000 revenues.

The decrease in revenues from CEVA Hungary is attributable to the fact that a major project involving soil remediation for the City of Budapest District XVIII ("District 18") that accounted for most of the revenues during the first quarter 1999 did not extend into 2000. The Hungary revenues therefore are attributable primarily to only one customer, MOL, in connection with soil remediation at two MOL-owned sites. We are now working jointly with MOL to obtain permits for cement kilns and other outlets so that we can supply them with our processed AF solid and liquid fuel. Once these permits are obtained which may take as long as six to nine months, we expect to be able to significantly increase our revenues in Hungary, based on further cooperation with MOL.

In Romania we have a contract with S.C. CIMUS S.A., a cement company located in Campulung, Romania, to process and supply supplemental fuels derived from refinery wastes. The contract, initially executed in August, 1998, is exclusive and runs for a 20-year period. In December 1998 we installed a small processing facility at CIMUS. Operations until now have been limited because full-scale production would require capital investments for plant and equipment which the Company has not been in a position to finance. We also entered into an exclusive 10 year contract with the VEGA S.A. refinery in 1997 to remove that refinery's waste materials for use in our alternative fuel, without, however, so far starting any operations at that site. In December 1999 CIMUS was purchased by "Holderbank Cement", a global cement company that owns two other cement facilities in Romania. On May 24, 2000, we signed an agreement with Holderbank Cement to jointly develop a regional AF processing facility to produce fuel and raw material replacements to Holderbank Cement's plants in Romania (the "Holderbank Joint Venture"). As part of this transaction, we agreed to contribute all of our rights and interests in the CIMUS Contract and the VEGA Contract to this joint venture. A follow-up agreement outlining the specific terms and organization of the venture is currently in discussion. This project is expected to pave the way towards a significant expansion of the Company's activities in Romania.

Gross profits for the quarter amounted to negative $38,842 (positive $300,837 in 1999). A large portion of period costs-of-goods-sold are incurred from level amortization expenses in connection with capitalized equipment leases for plant and equipment used in the treatment of contaminated soils and depositories. The effect of unused processing capacities is therefore a significant factor influencing operating margins. In addition, margins fluctuate from project to project depending upon local factors and individually negotiated terms, and any given reporting period's overall results are affected by the mix and timing of such projects. This volatility represents a major risk factor in predicting the Company's future performance and will relatively diminish only upon the Company achieving its revenue goals during the next two years when a larger number of projects are in progress and in combination contribute to a more level gross margin profile. After deducting operating expenses of $232,163 which were similar to those incurred during the same period a year earlier the Company realized an operating loss of $271,005 (compared to an operating profit of $66,300 in 1999). Non-operating expenses in form of interest charges totaled $114,826 in connection with capital leases. The three months period concluded with a net loss of $385,831 or $0.04 per share, compared to a profit of $35,078 or $0.004 per share for the three months period in 1999.


Liquidity and Capital Resources

         The Company's liquidity remains strained because revenues are not yet adequate to finance ongoing operations and the required infrastructure. In addition, the projects pursued by the Company necessitate significant investments in capital equipment that the Company largely financed through capital lease agreements with MOL and Green Globe, LLC, our LTTD partner. These leases result in fixed payment obligations which total approximately $3.5 Million (present value) for the years 2000 through 2003. Equipment lease payments due to Green Globe were payable through the third quarter in 2003, however, the entire outstanding liability of approximately $2,593,000 has been classified as a current liability due to the failure by the Company to make payments in accordance with the lease agreement. This lease has been declared in default, however, no demand for payment of the entire amount has been made. In addition, the Company's efforts to collect on a past due receivable position of approximately $1 Million in connection with the soil remediation project involving the District 18 municipality in Budapest (see "Legal Proceedings") have so far not been successful.

The working capital deficit improved slightly, to $3,235,190 from $3,503,154 at the beginning of the year. The relative improvement stems primarily from a reduction of accrued expenses due to their conversion into equity. Cash flow from operations during the three months in 2000 totaled negative $143,129 which was partially offset by a cash inflow of $97,365 from financing activities.

The largest single item in the Company's payment obligations is the Green Globe lease with approximately $2,593,000 (present value). Discussions with Green Globe with the goal of obtaining a formal deferment of lease payments until the Company's financial situation improves have not brought tangible results but are continuing. There can be no assurance, however, that such negotiations will be successful in so far as leading to an agreement commensurate with he Company's financial situation and acceptable to both parties. Current lease payment obligations also include contracts with MOL from whom the Company leased certain equipment utilized in the performance of alternative fuel processing projects at MOL sites. Such obligations total approximately $197,000 in current liabilities, due for payment during the next twelve months (and approximately $711,000 in long-term liabilities due thereafter). Management expects to be able to meet these obligations, as well as its other current and future liabilities, from increasing contract work in Hungary through MOL-related projects, and from the acceleration of projects in Rumania in connection with the Holderbank Joint Venture.

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


Item 5   OTHER INFORMATION      -  None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (3)(i) - Articles of Incorporation and Amendments*

     Exhibit (3)(ii) - By-laws of the Company*

     Exhibit (4) - Instruments defining the Rights of Holders
     Designation of Series A Preferred Stock - attached hereto.

     Exhibit (27) - Financial Data Schedule - attached hereto

______________
*Previously Filed


  (b)   Reports on Form 8-K:   -   None

*Previously filed via EDGAR with the Securities and Exchange Commission on December 23, 1999 as Exhibits to the Company's Form 10-SB Registration Statement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CEVA INTERNATIONAL, INC.




Date:  January 31, 2001            By:  /s/Herbert G. Case
                                        -------------------------
                                         Herbert G. Case, Jr.
                                         President and Chief Executive Officer