Form 10QSB/A
period 2000-06-30
CEVA INTERNATIONAL INC
filed 2001-02-02
CIK 1095718

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




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2000                                                 3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2000 and 1999             4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2000 and 1999                       5

         Notes to Consolidated Financial Statements                     6 - 15

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     16 - 18


PART II  -  OTHER INFORMATION                                            19


SIGNATURES                                                               21


FINANCIAL DATA SCHEDULE                                                  22

PART I  - Item 1
                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                              June 30, 2000

ASSETS
     Current Assets
     Cash  ..................................................                                $          601,364
     Accounts receivable, net of allowance for
     doubtful accounts of $314,000 ..........................                                           929,157
     Inventories ............................................                                                 0
     Prepaid expenses .......................................                                            12,908
                                                                                                     -----------
        Total Current Assets ................................                                         1,543,429
     Property, plant and equipment, net of accumulated
        depreciation.........................................                                         2,522,415
     Intangible assets, net of accumulated amortization......                                            17,195
     Deferred charges, net of accumulated amortization.......                                           162,500
     Goodwill, net of accumulated amortization...............                                           303,833
                                                                                                    -------------
TOTAL ASSETS ................................................                                         4,549,372
                                                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ..................                                        1,304,752
     Notes/Loans payable ....................................                                          324,059
     Loans payable to stockholders ..........................                                          200,000
     Current maturities of capital leases ...................                                        2,924,563
     Deferred credit ........................................                                           76,439
                                                                                                    -------------
        Total Current Liabilities ...........................                                        4,829,813
     Redeemable preferred stock - Series A ..................                                          850,000
     Capital leasess, less current portion ..................                                          387,000
                                                                                                    -------------
TOTAL LIABILITIES ...........................................                                        6,066,813

STOCKHOLDERS' EQUITY
     Preferred  Stock,   non-voting,   $0.001  par  value,   25,000,000   shares
     authorized; Series A - redeemable,  non-dividend,  $50,000 stated value per share, 100 shares authorized, 17 shares issued and outstanding ($850,000 redeemable preference in either cash or convertible into common shares) ..
     Common Stock, voting, $0.001 par value, 100,000,000 shares authorized,
     10,959,415 shares are issued and outstanding.............                                          10,959
     Additional paid-in capital ...............................                                      2,677,674
     Accumulated deficit......................................                                      (4,216,813)
     Accumulated other comprehensive income - foreign
     Currency translation adjustment .........................                                          10,739
                                                                                                  -------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT)..........                                                   (1,517,441)

TOTAL LIABILITIES AND EQUITY .................................                                 $      4,549,372
                                                                                                     ==========



                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                                2000              1999             2000              1999
                                                             -------------     -------------    -------------     -------------

Total Revenues.............................                  $     250,067    $   601,676         $    434,817     $ 1,203,351

     Cost of Goods Sold ...................                        392,978        300,838              616,570         601,676

                                                                -------------     -------------     -------------  -----------

Gross Profit ...............................                      (142,911)       300,838             (181,753)        601,675

     Operating expenses ...................                        128,636        234,537              360,799         469,074
                                                                -----------     ------------      -----------      ------------

Operating income (loss) ...................                       (271,547)        66,301             (542,552)        132,601

Other income (expense)
     Interest expense, net.................                       (107,444)       (31,221)            (222,270)        (62,443)
     Income pursuant to Joint Venture......                        620,000              -              620,000               -

                                                               -------------    -------------     -------------       ---------
Total Other Income (Expense) ..............                        512,556       ( 31,221)             397,730        ( 62,443)
                                                               -------------    -------------     -------------     -------------

Income (loss) before provision
     for income taxes......................                    $   241,009         35,080            ( 144,822)         70,158

Provision for income taxes.................                              -              -                    -               -
                                                               -------------    -------------      -------------    -------------

Net income (loss) .........................                    $   241,009     $  35,080      $       (144,822)    $     70,158

                                                                ============    =============      =============     ============


Earnings (loss) per Common Share ..........                    $      0.02     $    0.01      $          (0.01)   $        0.01
                                                                ===========     =============       ============     ===========
Weighted Average Number of
     Common Shares Outstanding ............                     10,329,415      5,494,296            10,129,861        5,494,296









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

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. [sentence omitted]. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the years ended December 31, 1999 and 1998 which may be obtained by requesting copies from the Company's principal offices.

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

Foreign Currency Translation
For CEVA Hungary Ltd. whose functional currency is the Hungarian Forint, balance sheet accounts are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period (US$1.00:HFL271 at June 30, 2000) and income statement accounts are translated at average exchange rates for the periods covered. Translation gains and losses are included as a separate component of stockholders' equity (impairment).

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


NOTES PAYABLE

At   June 30, 2000, the Company had borrowings  under short term loan agreements with the following terms and conditions:  Note payable accruing interest at
     12% per year, due in full on December 31, 1999. Maturity has  been                                  $ 200,000
     extended to June 30, 2000,  with  interest accruing at the rate of 24% per year,  starting  with  January  1, 2000.  The  note is  guaranteed  by the principal  stockholder.  Non-interest bearing note originally due April 30,
     2000,  subsequently extended,  payable either in  cash or convertible                                  10,000
     into  common  shares  of the  Company  at  $0.50  per  share. The note was
     subsequently  converted  into common  shares.  Short-term cash advances by                            110,000
     three stockholders, due on demand.  Other loans payable.                                                4,059

     Total                                                                                                $324,059
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


CAPITAL LEASES

The Company leases certain equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense. At December 31, 1999, the Company was in default on payments under an equipment lease with Green Globe LLC which default has not been cured as of June 30, 2000, and the entire liability under that lease of approximately $2,593,000 (present value) had been reclassified as current liability even though no formal demand for payment had been issued.


Liabilities from capital leases are as follows at June 30, 2000:

       Payments due under capital leases (present value)                                                   $ 3,311,563
       Less current portion                                                                                  2,924,563
                                                                                                            -----------
       Capital leases, less current portion                                                                $   387,000




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


INVESTMENT IN JOINT VENTURE

      In May 2000, the Company signed an agreement with one of the world's largest cement producers whereby the Company will receive a 49% ownership interest in a joint venture to set up and operate alternative fuel processing facilities in Romania, with working capital to be provided by the 51% joint venture partner. The Company will contribute, during the third quarter 2000, a portion of its proprietary production equipment and intellectual property. Additionally, the Company will assign its existing contracts with certain cement producers for delivery of alternate fuels to the joint venture. In consideration of the Company's agreement to accept a minority shareholder position in the joint venture, the partner agreed to and has paid a one-time non-refundable signing fee of $620,000 which has been recognized as extraordinary income during the quarter ended June 30, 2000 . For further details refer to Item 2 "Management's Discussion and Analysis".

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

Results of Operations for the Three and Six Months Periods Ended June 30, 2000 compared to Six Months Ended June 30, 1999

For the three and six months periods ended June 30, 2000, the Company had gross revenues of $250,067 and $434,817 respectively (compared to $601,676 and $1,203,351 during the same periods a year ago), most of which was generated by its Hungarian subsidiary. Ceva Hungary accounted for $215,067 for the quarter and $374,817 for the six months period ended June 30, 2000. These revenues were primarily from contracts with MOL, RT., the Hungarian Oil and Gas Company ("MOL") for treatment and processing of waste repositories at the Nyirbogdany and Csepel Island sites owned by MOL. The Company has constructed a processing facility jointly with MOL at the Nyirbogdany site where we converted material into a liquid AF fuel. Activities in Romania in connection with the CIMUS alternative fuel processing project accounted for the remaining $35,000 and $60,000 revenues.

The decrease in revenues from CEVA Hungary compared to the same periods in 1999 is attributable to the fact that a major project involving soil remediation for the City of Budapest District XVIII ("District 18") that accounted for most of the revenues during the first six months in 1999 did not extend into 2000. The Hungary revenues during 2000 therefore are attributable primarily to only one customer, MOL, in connection with soil remediation at the two MOL-owned sites. We are now working jointly with MOL to obtain permits for cement kilns and other outlets so that we can supply them with our processed AF solid and liquid fuel. Once these permits are obtained which may take as long as six months or more we expect to be able to significantly increase our revenues in Hungary, based on further cooperation with MOL.

In Romania we have a contract with S.C. CIMUS S.A., a cement company located in Campulung, Romania, to process and supply supplemental fuels derived from refinery wastes. The contract, initially executed in August, 1998, is exclusive and runs for a 20-year period. In December 1998 we installed a small processing facility at CIMUS. Operations until now have been limited because full-scale production would require capital investments for plant and equipment which the Company has not been in a position to finance. We also entered into an exclusive 10 year contract with the VEGA S.A. refinery in 1997 to remove that refinery's waste materials for use in our alternative fuel, without, however, so far starting any operations at that site. In December 1999 CIMUS was purchased by "Holderbank Cement", a global cement company that owns two other cement facilities in Romania. On May 24, 2000, we signed an agreement with Holderbank Cement to jointly develop a regional AF processing facility to produce fuel and raw material replacements to Holderbank Cement's plants in Romania (the "Holderbank Joint Venture"). The Company will receive a 49% ownership interest in the joint venture. The remaining 51% will be owned by Holderbank Cement who also will supply working capital of an amount to be determined, for the project. As part of this transaction, we agreed to contribute certain processing equipment already installed at the CIMUS site and all of our rights and interests in the CIMUS Contract and the VEGA Contract to this joint venture. A follow-up agreement outlining the specific terms and organization of the venture is currently being negotiated. This project is expected to pave the way towards a significant expansion of the Company's activities in Romania.

Gross profits for the quarter ended June 30, 2000, amounted to negative $142,911 (positive $300,838 in 1999). A large portion of period costs-of-goods-sold are incurred from level amortization expenses in connection with capitalized equipment leases for plant and equipment used in the treatment of contaminated soils and depositories. The effect of unused processing capacities is therefore a significant factor influencing operating margins. In addition, margins fluctuate from project to project depending upon local factors and individually negotiated terms, and any given reporting period's overall results are affected by the mix and timing of such projects. This volatility represents a major risk factor in predicting the Company's future performance and will relatively diminish only upon the Company achieving its revenue goals during the next two years when a larger number of projects are in progress and in combination contribute to a more level gross margin profile. After deducting operating expenses of $128,636 which decreased from $234,537 during the same period last year, substantially due to lesser personnel expenses due to the reduced activities , the Company incurred an operating loss of $271,547 for the quarter (compared to an operating profit of $66,301 in 1999). This loss was more than offset, however, by an amount of $620,000 representing a one-time signing fee paid to CEVA International, Inc. in May in connection with the finalization of the joint venture agreement (see above). Non-operating expenses in form of interest charges totaled $107,444, incurred primarily in connection with capital leases. The quarter concluded with a net profit of $241,009 or $0.02 per share, bringing the first six months' result to a net loss of $144,822 or $0.01 per share, compared to profits of $35,080 or $0.01 per share and $70,158 or $0.01 per share for the three and six months periods in 1999.

Liquidity and Capital Resources

Through the date of this submission, the Company has not yet been able to obtain payment for a past due receivables position of approximately $1 Million for work performed in 1999 in connection with a project involving the District XVIII municipality in Budapest (see "Legal Proceedings"). A cash shortage, evident throughout most of 2000, has been somewhat ameliorated by the receipt of the $620,000 non-refundable fee payment in connection with the joint venture project. However, the Company's overall liquidity remains strained because the level of operations and revenues is still not adequate to finance ongoing operations and the required infrastructure. In addition, the projects pursued by the Company necessitate significant investments in capital equipment that the Company largely financed through capital lease agreements with MOL and Green Globe LLC. These leases resulted in fixed payment obligations which total approximately $3.3 Million (present value) between the years 2000 to 2003. Equipment lease payments due to Green Globe were originally payable through the third quarter in 2003, however, the entire outstanding liability of approximately $2,593,000 has been classified as a current liability due to the failure by the Company to make payments in accordance with the lease agreement. This lease has been declared in default, however, no demand for payment of the entire amount has been made. At June 30, 2000, the working capital deficit amounted to $3,286,384 compared to a deficit of $3,503,154 at December 31, 1999. Cash flow from operations during the six months in 2000 was positive, at $505,564, but would have been negative were it not for the joint venture payment.

The largest single item in the Company's payment obligations is the Green Globe lease with approximately $2,593,000 (present value). Discussions with Green Globe with the goal of obtaining a formal deferment of lease payments until the Company's financial situation improves have not brought tangible results but are continuing. There can be no assurance, however, that such negotiations will be successful by leading to an agreement commensurate with he Company's financial situation and acceptable to both parties. Current lease payment obligations also include contracts with MOL from whom the Company leased certain equipment utilized in the performance of alternative fuel processing projects at MOL sites. Such obligations total approximately $719,000 , to be paid during through 2001. Management expects to be able to meet these obligations, as well as its other current and future liabilities, from increasing contract work in Hungary through MOL-related projects, and from the acceleration of projects in Rumania in connection with the Holderbank Joint Venture.

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

In 1998, together with our soil remediation technology partner, Green Globe, LLC, we entered into a contract with District XVIII to remove contamination from approximately 32,000 tons of soil. Utilizing its low temperature thermal desorption unit or "LTTD" unit, Green Globe, LLC completed this soil remediation project in December, 1998. Since that time, we have attempted to obtain the payment due to us under our District XVIII contract through negotiations which were unsuccessful. Accordingly, we commenced a lawsuit to collect the monies due us in January, 2000 in the above identified Hungarian Court. At the first trial date on April 20, 2000, the Hungarian Court awarded us a judgment in the approximate amount of $65,700 U.S. for late contract payments against District XVIII and recognized our principal claim of approximately $835,000 at current exchange rates ($1,000,000 originally) for the contract payments due us. Our next trial date is in October 2000. We intend to vigorously pursue our claim against District XVIII in the Hungarian courts.



Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered Securities

    During the second quarter of 2000, the Company issued the following unregistered securities:

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



                                       CEVA INTERNATIONAL, INC.




Date:   January 31, 2001                 By:/s/ Herbert G. Case
                                         ---------------------
                                          Herbert G. Case, Jr.
                                          President and Chief Executive Officer