Form 10QSB/A
period 2000-09-30
CEVA INTERNATIONAL INC
filed 2001-02-02
CIK 1095718

FORM 10-QSB/A2

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

                                      INDEX


                                                                          Page
                                                                         Number

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

     Consolidated Balance Sheet
     - September 30, 2000                                                     3

     Consolidated Statements of Operations
     - Three, six and nine months ended September 30, 2000 and 1999           4

     Consolidated Statements of Cash Flows
     - nine months ended September 30, 2000 and 1999                          5

     Consolidated Statements of Stockholders' Equity
     - nine months ended September 30, 2000                                   6

     Notes to Consolidated Financial Statements                          7 - 15


Item 2
     Management's Discussion and Analysis
     of Financial Condition and Results of Operations                   16 - 19


     PART II  - OTHER INFORMATION                                            20


     SIGNATURES                                                              22


     FINANCIAL DATA SCHEDULE                                                 23

PART I  - Item 1
                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                        September 30, 2000
ASSETS
     Current Assets
     Cash                                                                                 $         60,900
     Accounts receivable, net of allowance for
         doubtful accounts of $746,010....................................                         838,726
     Escrow funds receivable..............................................                           3,936
     Inventories..........................................................                          22,232
     Prepaid expenses.....................................................                           7,195
                                                                                                 ---------
         Total Current Assets                                                                      932,989
     Property, plant and equipment, net of accumulated
         depreciation.....................................................                       1,924,063
     Intangible assets, net of accumulated amortization...................                          14,496
     Deferred charges, net of accumulated amortization....................                         150,000
     Goodwill, net of accumulated amortization............................                         453,833
                                                                                                ----------
TOTAL ASSETS                                                                                     3,475,381

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses................................                       1,449,011
     Notes/Loans payable..................................................                         299,980
     Loans payable to stockholders and officers...........................                         100,000
     Current maturities of capital leases.................................                       3,170,203
     Deferred credit......................................................                          64,313
                                                                                                ----------
        Total Current Liabilities.........................................                       5,083,507
     Redeemable preferred stock - Series A ...............................                         850,000
     Capital leases, less current portion.................................                               0
                                                                                               -----------
TOTAL LIABILITIES ........................................................                       5,933,507

STOCKHOLDERS' EQUITY
     Preferred  Stock,   non-voting,   $0.001  par  value,   25,000,000   shares
         authorized; Series A - redeemable,  non-dividend,  $50,000 stated value per share,  100 shares  authorized,  17 shares  issued and  outstanding
         ($850,000
         redeemable preference in cash or convertible into common shares) (see lianilities)              -
     Common Stock, voting, $0.001 par value, 100,000,000 shares authorized,
     11,279,415 shares are issued and outstanding.............................                      11,279
     Additional paid-in capital...............................................                   2,827,374
     Accumulated deficit......................................................                  (5,354,475)
     Accumulated other comprehensive income - foreign
         Currency translation adjustment .....................................                      57,696
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ......................................                  (2,458,126)

TOTAL LIABILITIES AND EQUITY..................................................              $    3,475,381
                                                                                                 =========



                 See notes to consolidated financial statements

                    CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended                 Nine months ended
                                                    September 30                       September 30
                                                    ------------                      ------------
                                                 2000          1999                     2000         1999
                                                 ----          ----                     ----         ----
Total revenues                                  $144,571      $ 255,828              $ 579,388    $ 1,459,179
      Cost of Goods Sold                          86,996        352,114                753,566        953,790
                                             -----------------------------      -------------------------------
Gross profit                                       57,575       (96,286)              (174,178)        505,389
      Operating expenses                          608,070        375,807                968,869        844,881
                                             -----------------------------      -------------------------------
Operating income (loss)                         (550,495)      (472,093)            (1,143,047)      (339,492)
Other income (expense)
      Interest expense, net                     (169,031)      (378,727)              (391,301)      (441,170)
      Income pursuant to JointVenture                                                   620,000             -
      Other income (expense)                                       6.563                                6,563
                                             -----------------------------      -------------------------------
Total other income (expense)                    (169,031)      (372,164)                228,699      (434,607)
                                             -----------------------------      -------------------------------
Income (loss) before provision for income
taxes                                           (719,526)      (844,257)              (914,348)      (774,099)
Provision for income taxes                              -         39,665                                39,665
                                             =============================      ===============================
Net income (loss)                              $(719,526)    $ (883,922)             $(914,348)    $ (813,764)
                                             =============================      ===============================

Earnings (loss) per Common Share                 $ (0.06)      $  (0.13)             $   (0.09)      $  (0.14)
                                             =============================      ===============================
Weighted average Number of Common Shares        11,178,328      6,953,173             10,560,346      5,980,588
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
                                                                             ======                 ======






                 See notes to consolidated financial statements

                     Ceva International Inc. And Subsidiary
           Consolidated Statement of Stockholders' Equity (Impairment)
               Period From December 31, 1999 to September 30, 2000
                                   (Unaudited)

                                                                                                            Accumulated
                                                                                                              Other
                                                                                                           Comprehensive
                                                                                                             income -
                                                            Common   Stock                                   Foreign
                                                         (Post Split)           Additional    Retained       currency
                                                            Number                Paid-in     Earnings       translation
                                                          Of Shares    Amount   Capital    (Deficit)         adjustment     Total
Balances, December 31, 1999                               9,823,165   $ 9,823  $ 2,113,205   $(4,071,991)   $ 61,954   $(1,887,009)


Issuances of Common Shares for services accrued in 1999     406,250       406     190,219             -            -        190,625
Net (Loss), Three Months Ended March 31,2000                      -         -           -     (385,831)            -      (385,831)
Foreign Currency Translation Adjustment                           -         -           -             -      219,841        219,841

Balances, March 31, 2000                                 10,229,415    10,229   2,303,424   (4,457,822)      281,795    (1,862,374)

Issuances of Common Shares for additional 35% interest
   in Hungarian subsidiary                                  700,000       700     349,300             -            -        350,000
Issuance of Common Shares pursuant to conversion
   of Notes Payable                                          50,000        50       24950             -            -          25000
Net Income, Three Months Ended June 30, 2000                      -         -           -       241,009            -        241,009
Foreign Currency Translation Adjustment                           -         -           -             -    (271,056)      (271,056)

Balances, June 30, 2000                                  10,959,415    10,959   2,677,674   (4,216,813)       10,739    (1,517,441)

Issuances of Common Shares for additional 15% interest
   in Hungarian subsidiary                                  300,000       300     149,700             -            -        150,000
Issuance of Common Shares pursuant to conversion
   of Notes Payable                                          20,000        20      19,980             -            -         20,000
Net (Loss), Three Months Ended September 30, 2000                 -         -           -     (769,526)            -      (769,526)
Foreign Currency Translation Adjustment                           -         -           -             -    (341,159)      (341,159)

Balances, September 30, 2000                             11,279,415   $11,279 $ 2,847,354  $(4,986,339)   $ (330,420)  $ (2,458,126)



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

CORPORATE STRUCTURE

Our Company is currently composed of CEVA International, Inc., a Nevada corporation with its principal offices located in New Jersey, a Czech affiliate (CevaTech) and a Hungarian subsidiary (CEVA Hungary Ltd.). Our Hungarian subsidiary was previously 50% owned by Hungarian partners although our Company was the managing shareholder. During the second quarter of 2000, two of our Hungarian partners who owned a 35% equity interest in this subsidiary, exchanged their ownership interest for 700,000 common shares of the Company. During the third quarter of 2000, the remaining Hungarian partner who owned a 15% equity interest in this subsidiary, exchanged his ownership interest for 300,000 common shares of the Company, which resulted in the reorganization of this operation as a wholly owned subsidiary.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Foreign Currency Translation
For CEVA Hungary Ltd. whose functional currency is the Hungarian Forint, balance sheet accounts are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period (US$1.00:HUF291 at September 30, 2000) and income statement accounts are translated at average exchange rates for the periods covered. Translation gains and losses are included as a separate component of stockholders' equity (impairment).

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

NOTES PAYABLE

At September 30, 2000, the Company had borrowings under short term loan agreements with the following terms and conditions:

     Note payable accruing interest at 12% per year, due in full on December 31, 1999.  Maturity    $       149,980
     has been extended to June 30, 2000, with interest accruing at the rate of 24% per year, starting with January 1, 2000.  The note is guaranteed by the principal stockholder.
     Non-interest bearing note originally due April 30, 2000, subsequently extended,  payable either in cash or convertible into common shares of the Company at $0.50 per share.  The note was subsequently converted into common shares.
     Officers loan                                                                                          200,000
     Note payable accruing interest at 12% per year, due in full on December 31, 2000.,                     150,000
     convertible at holder's option into common stock of the Company at the rate of $0.50 per share

     Total                                                                                          $       499,980
                                                                                                            =======

                   CEVA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


LOANS PAYABLE TO STOCKHOLDER

The majority stockholder has advanced working capital to the Company. Such advances included a $200,000 unsecured loan, due on demand, accruing interest at 10% per year, of which $100,000 has been repaid during the third quarter. Repayment may be made either in cash, or, at the option of the stockholder, the loan may be converted into common shares at a conversion rate of $0.25 per share, with a 10% dividend rate.


CAPITAL LEASES

The Company leases certain equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense. At December 31, 1999, the Company was in default on payments under an equipment lease with Green Globe LLC which default has not been cured as of September 30, 2000, and the entire liability under that lease of approximately $2,593,000 (present value) had been reclassified as current liability even though no formal demand for payment had been issued.


Liabilities from capital leases are as follows at September 30, 2000:

       Payments due under capital leases                     $ 3,170,203
       Less current portion                                    3,170,203
                                                         ---------------
       Capital leases, less current portion            $               0


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


INVESTMENT IN JOINT VENTURE

      In May 2000, the Company signed an agreement with Holderbank Cement ("Holderbank"), one of the world's largest cement producers whereby the Company would receive a 49% ownership interest in a joint venture, to set up and operate alternative fuel processing facilities in Romania, with working capital to be provided by the 51% joint venture partner. In consideration of the Company's agreement to accept a minority shareholder position in the joint venture, the partner agreed to and has paid a one-time non-refundable signing fee of $620,000 which has been recognized as extraordinary income during the quarter ended June 30, 2000. On August 24, 2000, Holderbank and the Company signed a final agreement. For further details refer to Item 2 "Management's Discussion and Analysis".


INCREASE OF OWNERSHIP INTEREST IN CEVA HUNGARY LTD.

      In April 2000, the Company acquired an additional 35% ownership interest from two minority shareholders in its Hungarian subsidiary, bringing the Company's share in CEVA Hungary Ltd. to 85%. In exchange, the Company issued 700,000 shares of its common stock valued at $0.50 per share, or $350,000.

      In August the Company acquired the remaining 15% ownership interest from the minority shareholder in the Hungarian subsidiary, thus CEVA International is now the 100% shareholder of CEVA Hungary. The Company issued 300,000 share of its common stock, valued at $150,000 which has been capitalized as Goodwill during the quarter. The value of all shares issued exceeds the fair value of net assets (equity) of CEVA Hungary. Thus total Goodwill recognized on the above transactions is $453,833 on the consolidated balance sheet of September 30, which will be amortized over a period of 10 years.

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

Results of Operations for the Three and Nine Months Periods Ended September 30,
 2000 compared to Nine Months September 30, 1999

For the three and nine months periods ended September 30, 2000, the Company had gross revenues of $144,571 and $579,388 respectively (compared to $255,828 and $1,459,179 during the same periods a year ago), most of which was generated by its Hungarian subsidiary. Ceva Hungary accounted for $114,749 for the quarter and $489,568 for the nine months period ended September 30, 2000. These revenues were primarily from contracts with MOL, RT., the Hungarian Oil and Gas Company ("MOL") for treatment and processing of waste repositories at the Nyirbogdany and Csepel Island sites owned by MOL. The Company has constructed a processing facility jointly with MOL at the Nyirbogdany site where we converted material into a liquid AF fuel. Activities in Romania in connection with the CIMUS alternative fuel processing project accounted for the remaining $29,822 (last quarter) and $89,822 (nine months) revenues.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The decrease in revenues from CEVA Hungary compared to the same periods in 1999 is attributable to the fact that a major project involving soil remediation for the City of Budapest District XVIII ("District 18") that accounted for most of the revenues during the first six months in 1999 did not extend into 2000. The Hungary revenues during 2000 therefore are attributable primarily to only one customer, MOL, in connection with soil remediation at the two MOL-owned sites. We expect to be able to significantly increase our revenues in Hungary, based on further cooperation with MOL. A test burning of alternative fuel, "Cemix", processed from MOL-site originated waste materials - which itself generates modest revenues - started in October in the Vac Cement factory, which belongs to the Heidelberger Cement Group and will last until the end of December 2000. The first results of this test burning are favorable, and on this basis it is possible that next year we are going to produce Cemix for Vac and other cement factories on a larger scale. We are now working jointly with MOL to obtain permits for cement kilns and other outlets so that we can supply them with our processed AF solid and liquid fuel.

Management expected operations in Romania to increase to more significant levels already much earlier this year, primarily from our contract with S.C. CIMUS S.A., a cement company located in Campulung, Romania, which called for the supply of supplemental alternative fuels derived from refinery wastes. The contract, initially executed in August, 1998, is exclusive and runs for a 20-year period. In December 1998 we installed a small processing facility at CIMUS. The Company, however, did not have available sufficient funding for plant and equipment to support full-scale production, and operations until now have been very limited. This situation is expected to change significantly during the first quarter 2001, in the aftermath of the December 1999 purchase of CIMUS by Holderbank Cement ("Holderbank"), a global cement company that owns two other cement facilities in Romania, and the signing of joint venture agreements between Holderbank and the Company in May and August this year (see "Joint Ventures" below).

We also entered into a ten year contract with the VEGA S.A. refinery in 1997 to remove and treat that refinery's waste byproducts, with the resulting alternative fuel materials to be owned by the Company for further use and sale. No operations have started at that site. On August 1, 2000, VEGA and the Company signed a new agreement which superceded the previous contract and grants the Company exclusive rights to certain remedial operations at VEGA's site for five years. The VEGA refinery, previously owned by the Romanian state, was recently purchased by the Rompetrol Group ("Rompetrol"), a Dutch oil and gas producer and distributor, who also purchased another refinery plant in Romania. These acquisitions require the purchaser to embark on a remedial clean up program for refinery wastes, on both sites. Rompetrol and the Company have just signed a cooperation and joint venture agreement (see "Joint Ventures" below).

Gross profits for the quarter ended September 30, 2000, amounted to $57,575 (negative $96,286 in 1999). A large portion of period costs-of-goods-sold are incurred from level amortization expenses in connection with capitalized equipment leases for plant and equipment used in the treatment of contaminated soils and depositories. The effect of unused processing capacities is therefore a significant factor influencing operating margins. In addition, margins fluctuate from project to project depending upon local factors and individually negotiated terms, and any given reporting period's overall results are affected by the mix and timing of such projects. This volatility represents a major risk factor in predicting the Company's future performance and will relatively diminish only upon the Company achieving significantly more revenues when a larger number of projects are in progress and in combination contribute to a more level gross margin profile.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After deducting operating expenses of $608,070 which increased from $375,807 during the same period last year, the Company incurred an operating loss of $550,495 for the quarter (compared to an operating loss of $472,093 in 1999). The increase in expenses during the quarter is first and foremost attributable to an increase in the allowance set up for the District XVIII receivable position, from $314,000 to $746,000, and, to a lesser extent, to higher personnel related expenses associated with the start up of tests at the Vac Cement factory in Hungary (see above, and foreign exchange losses due to the decrease in value of the Hungarian currency relative to the US Dollar.

Non-operating expenses in form of interest charges totaled $304,213, primarily in connection with capital leases, with such expenses reduced by interest income of $135,182. The interest income was primarily derived from District XVIII (see "Legal Proceedings"), for late payments in connection with the first phase of the project. Additionally, we received minor amounts from other customers and from banks. The quarter concluded with a net loss of $719,526 or $0.06 per share, for a nine-months aggregate loss of $914,348 or $0.09 per share.

Joint Ventures

The "Holderbank Joint Venture"

On May 24, 2000, we signed an agreement with Holderbank Cement to jointly develop regional AF processing facilities to produce alternative fuel and raw material replacements for Holderbank Cement's plants in Romania. On August 24, 2000, Holderbank and the Company signed an agreement which calls for the creation of a Dutch company, in which the Company has a 49% ownership interest, with the remaining 51% owned by Holderbank. This company, named SOTEM BV, was formed on November 30, 2000, and is currently engaged in setting up a wholly owned Romanian subsidiary which will conduct the operations envisioned in the above agreements. As part of this transaction, we agreed to contribute all of our rights and interests in the CIMUS and VEGA contracts as well as certain processing equipment already installed at the CIMUS site to SOTEM, and assign certain technical and administrative staff to the joint venture. Holderbank will, during the first quarter 2001, contribute $2.5 million in long-term debt financing to SOTEM on terms to be determined, as working capital and for other corporate purpose.

The "Rompetrol Joint Venture"

On December 8, 2000, we signed an agreement with Rompetrol, subject to approval by their board, which agreement is expected during December 2000, for cooperation in the sourcing, processing, and sale of waste derived fuels with a geographic focus on Romania. The vehicle of choice is a Dutch company already in existence but currently a shell, RENSCO BV, to be jointly owned at 50%/50% by Rompetrol and the Company. RENSCO will form a Romanian environmental services company to start operations during the first quarter 2001, initially at the Rompetrol owned VEGA refinery. The Company will supply its technical expertise and professional staff and know-how, and Rompetrol will make extend to RENSCO a $2 million loan with a first installment of $500,000 to be made available during the first quarter of 2001, and the balance to follow during the remainder of the year. The agreement also foresees the possible purchase, on terms to be negotiated and acceptable to the parties involved, of certain LTTD equipment currently leased by the Company and situated in Hungary.

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

PART 2                        OTHER INFORMATION


Item 1   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings except as follows:

In 1998, together with our soil remediation technology partner, Green Globe, LLC, we entered into a contract with District XVIII to remove contamination from approximately 32,000 tons of soil. Utilizing its low temperature thermal desorption unit or "LTTD" unit, Green Globe, LLC completed this soil remediation project in December, 1998. Since that time, we have attempted to obtain the payment due to us under our District XVIII contract through negotiations which were unsuccessful. Accordingly, we commenced a lawsuit to collect the monies due us in January, 2000 in the above identified Hungarian Court. At the first trial date on April 20, 2000, the Hungarian Court awarded us a judgment in the approximate amount of $65,700 U.S. for late contract payments against District XVIII and recognized our principal claim of approximately $835,000 at current exchange rates ($1,000,000 originally) for the contract payments due us. Our next trial date was set for October 2000, however, the Court decided to invite additional witnesses and postpone the trial until January 2001. We intend to vigorously pursue our claim against District XVIII in the further proceedings.

Item 2   CHANGES IN SECURITIES      -None

c)   Issuance of unregistered securities

    During the third quarter of 2000, the Company issued the following unregistered securities:

(i) 300,000 shares of the common stock of the Company to one former shareholder of CEVA Hungary Ltd. in return for his 15% interest in that subsidiary.

(ii) 20,000 shares of the common stock of the Company to one former creditor in return for cancellation of a $10,000 promissory note.

Item 3   DEFAULTS ON SENIOR SECURITIES    -  None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS      -  None

Item 5   OTHER INFORMATION      -  None

Item 6                   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit (3)(i) - Articles of Incorporation and Amendments *

                  Exhibit (3)(ii) - By-laws of the Company *.

                  Exhibit (27) - Financial Data Schedule - attached hereto.

-------------
*  Previously Filed


         (b)   Reports on Form 8-K:   -   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CEVA INTERNATIONAL, INC.




Date:   January 31, 2001                   /s/ Herbert G. Case, Jr.
                                          ----------------------------
                                          Herbert G. Case, Jr.
                                          President and Chief Executive Officer